Form 10-Q
period 1997-12-27
ROLLER BEARING CO OF AMERICA INC
filed 1998-02-10
CIK 1042465

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997
                                                  -----------------

                                          or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                          Commission file number: 333-33085


                      ROLLER BEARING COMPANY OF AMERICA , INC. .
                      ------------------------------------------
                (Exact name of registrant as specified in its charter)

               DELAWARE                             13-3426227
               ---------                            ----------
    (State or other jurisdiction of    (IRS Employer Identification Number)
    incorporation or organization)


                       60 ROUND HILL ROAD, FAIRFIELD , CT
                       ----------------------------------
                    (Address of principal executive offices)

                                   203-255-1511
                                   ------------
               (Registrant's telephone number, including area code)


Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at February 6, 1998
-------------------------------                -------------------------------
Common stock, $.01 par value                                100

                       ROLLER BEARING COMPANY OF AMERICA, INC.

                                        INDEX
                                                                      PAGE
                                                                      ----

Part I         Financial Information

     Item 1.   Condensed Consolidated Balance Sheets -
               at December 27, 1997 (unaudited) and March 29, 1997     3

               Condensed Consolidated Statements of
               Operations - Three Months and Nine Months ended
               December 27, 1997 (unaudited) and December 28, 1996
               (unaudited)                                             4

               Condensed Consolidated Statements of Cash
               Flows - Nine Months ended December 27, 1997
               (unaudited) and December 28,1996 (unaudited)            5

               Notes to Condensed Consolidated Financial
               Statements                                              6 - 9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10 - 12


Part II        Other Information                                       13

Signatures                                                             14

PART I.    FINANCIAL INFORMATION
  ITEM. 1    FINANCIAL STATEMENTS

                        ROLLER BEARING COMPANY OF AMERICA, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (DOLLARS IN THOUSANDS)


                                                                        December  27,         March 29,
                                                                            1997                 1997
                                                                      ----------------      -----------
                                                                        (Unaudited)

ASSETS
  Current assets:
     Cash                                                                $   5,646           $      859
     Accounts receivable, net                                               20,881               19,766
     Inventories                                                            42,067               36,852
     Prepaid expenses and other current assets                               1,351                  764
                                                                         ---------           ----------
          Total current assets                                              69,945               58,241

     Property, plant and equipment, net                                     45,012               40,098
     Restricted marketable securities                                        3,993                3,901
     Goodwill, net of accumulated amortization of $3,276
        at December 1997, and $2,843 at March 1997                          19,478               19,911


     Deferred financing costs, net of accumulated amortization
        of $532 at December 1997, and $337 at March 1997                     7,947                1,383
     Other assets                                                            1,078                  979

                                                                         ---------           ----------
                     Total assets                                        $ 147,453           $  124,513
                                                                         ---------           ----------
                                                                         ---------           ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

     Current liabilities:
          Accounts payable                                               $  11,563           $    9,644
          Accrued expenses and other current liabilities                     9,675                7,136
          Current portion of long-term debt                                  1,125                2,500
          Obligations under capital leases, current portion                  1,152                1,325
                                                                         ---------           ----------
          Total current liabilities                                         23,515               20,605
                                                                         ---------           ----------
          Long term debt:
               Senior subordinated note
               payable                                                     110,000                  -
               Bank term loan payable                                       14,625                  -
               Revolving credit agreement                                        -               24,627
               Term notes payable                                                -               24,988
               Industrial development revenue bonds                         10,700               10,700
                                                                         ---------           ----------
                                                                           135,325               60,315
          Capital lease obligations, less current portion                    2,327                3,141


          Other noncurrent liabilities                                       3,255                3,080

                                                                         ---------           ----------
               Total liabilities                                           164,422               87,141
                                                                         ---------           ----------
          Stockholder's equity:
          Common stock - $.01 par
               value; 1,000 shares authorized; issued and
               outstanding shares:
               100 shares at December 1997, and at March 1997                    -                    -
          Additional paid-in capital                                             -               35,831
          Retained earnings (deficit)                                      (16,969)               1,541

                                                                         ---------           ----------
               Total stockholder's equity                                  (16,969)              37,372
                                                                         ---------           ----------
               Total liabilities and stockholder's equity                $ 147,453           $  124,513
                                                                         ---------           ----------
                                                                         ---------           ----------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ROLLER BEARING COMPANY OF AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ---------------------------   ---------------------------
                                                       DECEMBER 27,   DECEMBER 28,   DECEMBER 27,   DECEMBER 28,
                                                            1997           1996           1997           1996
                                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)                    (Unaudited)
Net sales                                              $    34,282    $    21,960    $    95,253    $    63,927

Cost of sales                                               24,698         15,415         67,839         44,862

                                                       ------------   ------------   ------------   ------------
Gross margin                                                 9,584          6,545         27,414         19,065

Operating expenses:
     Selling, general and administrative expenses            4,821          3,572         13,482         10,022
     Other expenses, net of other income                       326            264          1,348            674
                                                       ------------   ------------   ------------   ------------
                                                             5,147          3,836         14,830         10,696
                                                       ------------   ------------   ------------   ------------

          Operating income                                   4,437          2,709         12,584          8,369

Interest expense, net                                        3,448          1,418          8,342          4,166

                                                       ------------   ------------   ------------   ------------
Income before taxes and extraordinary charge                   989          1,291          4,242          4,203

Provision for income taxes                                     405            529          1,739          1,723

                                                       ------------   ------------   ------------   ------------
Income before extraordinary charge                             584            762          2,503          2,480

Extraordinary charge, net                                        0              0            625              0

                                                       ------------   ------------   ------------   ------------
Net income                                             $       584    $       762     $    1,878    $     2,480
                                                       ------------   ------------   ------------   ------------
                                                       ------------   ------------   ------------   ------------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                    ROLLER BEARING COMPANY OF AMERICA, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                    DECEMBER 27,            DECEMBER 28,
                                                                                       1997                     1996
                                                                                    ------------            ------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $      1,877            $      2,480
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Deferred income taxes                                                                329                     -
        Depreciation                                                                       5,277                   4,718
        Amortization of goodwill                                                             433                     433
    Amortization of deferred financing costs                                                 548                     161
    Extraordinary charge                                                                     625                     -
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                              (644)                    512
    (Increase) decrease in inventories                                                    (3,550)                 (3,026)
    (Increase) decrease in prepaid expenses
    & other current assets                                                                  (604)                    260
    (Increase) decrease in other non current assets                                           -                      488
    Increase (decrease) in accounts payable                                                 (199)                   (217)
    Increase (decrease) in accrued expenses &
    other current liabilities                                                              1,377                     943

                                                                                    ------------            ------------
    Net cash provided by operating activities                                              5,469                   6,752

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant & equipment, net                                          (5,009)                 (4,613)
   (Purchase) use of restricted marketable securities                                        (93)                    518
   Acquisition of subsidiaries                                                            (3,846)                 (5,553)

                                                                                    ------------            ------------
   Net cash used in investing activities                                                  (8,948)                 (9,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in revolving credit facility                                  (24,627)                  3,924
   Proceeds from long-term debt                                                          126,000                     -
   Payments of long-term debt                                                            (27,488)                   (938)
   Payments of bank term loan                                                               (250)                    -
   Proceeds from capital lease obligations                                                    -                      804
   Principal payments on capital lease obligations                                          (986)                   (926)
   Dividends paid to parent company                                                      (56,219)                    -
   Financing fees paid in
    connection with the Recapitalization                                                  (8,164)                    -

                                                                                    ------------            ------------
   Net cash provided by financing activities                                               8,266                   2,864
                                                                                    ------------            ------------
   Net increase (decrease) in cash                                                         4,787                     (32)
   Cash, at beginning of period                                                              859                     366
                                                                                    ------------            ------------
   Cash, at end of period                                                           $      5,646            $        334
                                                                                    ------------            ------------
                                                                                    ------------            ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Interest                                                                   $      7,445            $      4,004
         Income taxes                                                               $      1,011            $        310


                    See notes to condensed consolidated financial statements.

                       ROLLER BEARING COMPANY OF AMERICA, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)

The condensed consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The fiscal year end condensed balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements for the fiscal year ended March 29, 1997. These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's registration statement on Form S-4, filed with the Commission and declared effective December 22, 1997.

The results of operations for the three and nine month periods ended December 27, 1997 are not necessarily indicative of the operating results for the full year.

All references to "Holdings" refer to Roller Bearing Holding Company, Inc., a Delaware corporation and the corporate parent and sole stockholder of the Company.

1.   ACQUISITION OF WHOLLY OWNED SUBSIDIARY

On August 8, 1997, Bremen Bearings, Inc. ("Bremen"), a wholly-owned subsidiary of the Company, completed the acquisition of the Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The purchase was effective as of July 1, 1997. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price of $5,313 was subject to certain adjustments and subsequent conditions. Thus, $3,640 was paid at closing and the payments deferred include $473, which was paid in December, 1997 for the installation of certain equipment, and $1,200, which is due on August 8, 1998.

The results of operations of Bremen subsequent to the effective date of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the seller of Bremen, for the nine months ended December 27, 1997 and December 28, 1996, as if the acquisition took place at the beginning of each fiscal year, are as follows:

                                                  NINE MONTHS ENDED
                                              DECEMBER 27,  DECEMBER 28,
                                                 1997          1996
                                              ------------  ------------

     Net sales                                 $ 99,125      $ 74,133
     Income before extraordinary charge        $  2,758      $  2,637
     Net income                                $  2,133      $  2,637

2.  INVENTORIES

Inventories are summarized as follows:

                                           DECEMBER 27, 1997   MARCH 29, 1997
                                           -----------------   --------------

Raw material                                   $  2,613          $  1,711
Work in process                                  18,620            17,170
Finished goods                                   20,834            17,971
                                               --------          --------
Total inventories                             $  42,067          $ 36,852
                                               --------          --------

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                           DECEMBER 27, 1997   MARCH 29, 1997
                                           -----------------  ---------------

Land                                            $7,537           $7,536
Building                                         8,777            7,287
Machinery & equipment                           52,480           43,886
                                                ------           ------
Total property, plant &
   equipment, at cost                           68,794           58,709
Less, accumulated depreciation
    and amortization                            23,782           18,611
                                                ------           ------
Property, plant and equipment, net             $45,012          $40,098
                                                ------           ------
4.   RECAPITALIZATION

On June 23, 1997, pursuant to a Redemption and Warrant Purchase dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the "Recapitalization"). In connection with the Recapitalization, the Company issued the Senior Subordinated Notes and incurred the Term Loans described below. The proceeds therefrom were utilized to pay a dividend to Holdings to finance the redemption of a substantial portion of its common stock, all of its preferred stock and certain warrants to purchase common stock, and to pay certain Recapitalization fees and expenses. This transaction was further financed from the proceeds of certain debt issued directly by Holdings. In addition, a new group of investors (who were not previously stockholders of Holdings) purchased shares of common stock and warrants to purchase common stock of Holdings, directly from certain stockholders of Holdings. The redemption of shares and warrants were treated by Holdings as a recapitalization transaction.

Stockholders of Holdings owning approximately 7% of the outstanding voting shares prior to the effective date of the Recapitalization, owned approximately 71% of the outstanding voting shares immediately following the Recapitalization. The new group of investors referred to above owned the remaining 29% of the voting shares at such time and thus are not controlling stockholders of either Holdings or the Company. As a result, the transaction did not result in the establishment of new bases in Holdings' or the Company's assets and liabilities. Funds disbursed by Holdings and the Company were charged against their capital accounts to the extent permitted by law.

5.   DEBT

In connection with the financing of the Recapitalization, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes"). The Notes pay interest semi-annually and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, as well as, earlier under certain conditions specified in the indenture (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the wholly-owned subsidiaries of the Company.

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summarized combined financial information of the subsidiary guarantors are as follows:

                                        DECEMBER 27,               MARCH 29,
     Balance Sheet Data                    1997                       1997

     Total current assets               $ 24,685                    $ 17,730
Noncurrent assets                         20,993                      16,417
                                        --------                   ---------
Total assets                            $ 45,678                    $ 34,147
                                        --------                   ---------

     Total current liabilities          $ 39,697                    $ 31,716
Noncurrent liabilities                     1,010                       1,228
                                        --------                   ---------
Total liabilities                       $ 40,707                    $ 32,944
                                        --------                   ---------

     Stockholder's equity               $  4,971                    $  1,203

                                        DECEMBER 27,             DECEMBER 28,
     Operating Results                     1997                      1997
                                        ------------             ------------

     Net sales                          $ 38,242                    $ 13,578
           Gross margin                    9,282                       3,363
     Income before extraordinary charge    3,404                         951

     Net income                         $  3,404                    $    951

Total current liabilities includes intercompany liabilities of $33,719 and $28,312 as of December 27, 1997 and March 29, 1997, respectively. Income before extraordinary charge includes a charge for corporate overhead allocated from the Company of $780 and $780 in fiscal years 1998 and 1997, respectively, and a provision for income taxes of $ 2,366 and $661 in fiscal years 1998 and 1997, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $10,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of December 27, 1997 the Company had the ability to borrow up to an additional $43,100 under the Revolving Credit Facility.

The Company incurred approximately $8,164 of fees primarily related to costs associated with the issuance of the Notes as well as the Senior Credit Facilities. Approximately $7,405 of these costs have been capitalized as deferred financing costs and are being amortized over the terms of the Notes and Term Loans.

Proceeds from these borrowings were used to repay certain existing indebtedness as well as to pay a dividend to Holdings in order to consummate the Recapitalization described above.

The debt agreements require that the Company meet certain financial covenants, principally limiting the incurrence of additional indebtedness, the payment of dividends, and certain other transactions.


6.   EXTRAORDINARY CHARGE

The extraordinary charge for the nine months ended December 27, 1997 resulted from the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization described above. The extraordinary charge was $1,059 and is reflected net of the related tax benefit of $434.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


THREE MONTHS ENDED DECEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 28,1996


Net sales for the three months ended December 27, 1997 were $34,282, an increase of $12,322 or 56.1% over the three months ended December 28, 1996. The increase included net sales totaling $8,816 from RBC Nice Bearings, Inc. ("Nice") and Bremen, acquired effective February 1997, and July 1997, respectively. Net sales increased $3,506 or 16.0% without the Nice and Bremen sales. The reason for this increase was primarily due to increased sales to the aerospace and airframe industries.

Gross margin increased by $3,039 or 46.4% for the three months ended December 27, 1997, as compared to the same period last year, as a result of higher sales volume. Gross margin as a percentage of net sales decreased by 1.8% from 29.8% for the third quarter of fiscal 1997, to 28.0% in the third quarter of fiscal 1998 primarily due to the impact of the acquired companies Nice and Bremen. Gross margin as a percentage of net sales without Nice and Bremen was 30.2% for the three months ended December 27, 1997.

Selling, general and administrative (SG&A) expenses increased by $1,249 or 35.0% for the three month period ended December 27, 1997 compared to the same period last year. The increase was primarily due to infrastructure costs necessary to support the expanded business as well as the additional expenses related to the acquired companies. SG&A as a percentage of net sales decreased from 16.3% for the third quarter of fiscal 1997, to 14.1% for the third quarter of fiscal 1998. The improvement of 2.2% is primarily due to the fixed nature of certain SG&A costs compared to the higher revenue level. Other operating expenses increased primarily due to legal fees and the settlements of certain litigation.

Operating income increased by $1,728 or 63.8% to $4,437 for the three months ended December 27, 1997, as compared to $2,709 for the corresponding period in the prior year. The increase primarily resulted from higher gross margin from higher sales volume, partially offset by higher SG&A and other operating expenses.

Interest expense for the three months ended December 27, 1997 was $3,448, as compared to $1,418 for the corresponding period in the prior year. The increase of $2,030 may be attributed to the debt incurred in connection with the Recapitalization - see notes 4 and 5 to the condensed consolidated financial statements.

Income before taxes and extraordinary charges decreased for the three month period ended December 27, 1997 to $989 from $1,292 for the same period last year, as a result of higher operating income less higher interest expense resulting from the debt incurred in connection with acquisition financing and the Recapitalization.

Net income for the current quarter reflects a tax provision of $406 compared to $530 for the third quarter of fiscal 1997, an effective tax rate of 41% in both periods. Net Income decreased by $178 to $582 from $762 for the corresponding period last year.

NINE MONTHS ENDED DECEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 28, 1996

Net sales for the nine months ended December 27, 1997 were $95,253, an increase of $31,326 or 49.0% over the nine months ended December 28, 1996. The increase includes net sales totaling $23,668 from RBC Linear Precision Products, Inc. ("LPP"), Nice, and Bremen, acquired effective October 1996, February 1997, and July 1997, respectively. Net sales increased $7,658 or 12.3% without the LPP, Nice and Bremen sales. This includes an adjustment of $1,477 for LPP third quarter sales in 1996 in order to make percentage changes between 1997 and 1996 comparable. The primary reason for this increase was due to continued strong performance particularly in the aerospace, airframe and construction & mining segments of the Company's business.

Gross margin increased by $8,349 or 43.8% for the nine months ended December 27, 1997, as compared to the same period last year, as a result of higher sales volume. Gross margin as a percentage of net sales decreased 1.0% from 29.8% for the first nine months of fiscal 1997, to 28.8% for the first nine months of fiscal 1998 primarily due to the lower gross profit margins realized on sales from LPP, Nice, and Bremen. Gross margin as a percentage of net sales excluding the sales by these acquired companies was 30.9% for the nine months ended December 27, 1997.

Selling, general and administrative (SG&A) expenses increased by $3,460 or 34.5% for the nine month period ended December 27, 1997 compared to the same period last year. The increase is primarily due to infrastructure costs necessary to support the expanded business as well as the additional expenses related to the three acquired companies. SG&A as a percentage of net sales decreased from 15.7% for the first nine months of fiscal 1997, to 14.2% for the first nine months of fiscal 1998. The improvement of 1.5% is primarily due to the fixed nature of certain SG&A costs compared to the higher revenue level. Other operating expenses increased by $674 primarily due to a charge relating to the difference between redemption price and exercise price ($563) of certain options repurchased by Holdings at the time of the Recapitalization and other charges net of other income ($111).

Operating income increased by $4,215 or 50.4% to $12,584 for the nine months ended December 27, 1997, as compared to $8,369 for the corresponding period in the prior year. The increase primarily resulted from higher gross margin from higher sales volume, partially offset by higher SG&A and other operating expenses.

Interest expense for the nine months ended December 27, 1997 was $8,342, as compared to $4,166 for the corresponding period in the prior year. The increase of $4,176 may be attributed to the debt incurred in connection with the Recapitalization - see notes 4 and 5 to the condensed consolidated financial statements.

Income before taxes and extraordinary charges increased for the nine month period ended December 27, 1997 to $4,242 from $4,203 for the same period last year, as a result of higher operating income less higher interest expense resulting from the debt incurred in connection with acquisition financing and the Recapitalization.

Net income for the first nine months ended December 27, 1997 reflects a tax provision of $1,740 compared to $1,724 for the first nine months of fiscal 1997, an effective combined Federal and State effective tax rate of 41% in both periods. Income before extraordinary charges increased by $23 to $2,503 from $2,480 for the corresponding period last year. However, net income decreased to $1,878 from $2,480 in fiscal 1997, due to an extraordinary charge relating to the early extinguishment of debt of $1,059 less related tax benefit of $434 ($625 net). The early extinguishment of debt related to the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 27, 1997 was $46,430 compared to $37,636 at March 29, 1997, an increase of $8,794. For the nine months ended December 28, 1997, the Company provided $5,469 of cash from operating activities.

Cash used for capital expenditures for the nine months ended December 27, 1997 was $5,009 as compared to $4,613 for the same period last year. In addition, for the nine months ended December 27, 1997, the Company used $93 for the purchase of marketable securities, and $3,846 towards the purchase of Bremen - see note 1 to the condensed consolidated financial statements.

The Company had net cash inflows from financing activities of $8,266, primarily due to the Recapitalization - see notes 4 and 5 to the condensed consolidated financial statements. In connection with the Recapitalization, the Company received gross proceeds of $110,000 from the sale of the Notes and $16,000 under the Term Loans. The Company utilized these funds to pay off the balance of the Company's then existing revolving credit facility of $24,627, and its then existing term debt of $27,488. In addition, the Company paid a dividend to Holdings, aggregating approximately $56,219; used by Holdings for the redemption of its common stock in the amount of $17,603, its preferred stock in the amount of $37,013, and warrants to purchase its common stock in the amount of $823; and approximately $780 for professional and other fees paid by Holdings. Finally, the Company paid approximately $8,164 in fees related to the Recapitalization, approximately $7,405 of which have been capitalized as deferred financing costs and are being amortized over the term of the Notes and Term Loans. During the nine month period ended December 27, 1997, the Company also used $250 for principal payments on the Term Loans, and $986 of funds for capital lease obligations.

Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions, represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company has begun to make its required quarterly scheduled principal payments commencing in September 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

The Company believes that cash flows from operations and amounts available under the Revolving Credit Facility will provide adequate funds for ongoing operations, planned capital expenditures (including acquisitions) and debt service payments for at least the next twelve months. The Company's ability to borrow is limited by the terms of the Senior Credit Facilities and the Indenture under which the Notes were issued.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

The Company was involved in three actions with the Emerson Power Transmission Corporation ("Emerson") all arising out of the purchase of assets and a requirements contracts between the Company and Emerson pursuant to which the Company supplied its Spherco line of bearings to Emerson.

In September 1995, Emerson commenced an action in the Porter Superior Court, located in Valparaiso, Indiana, alleging breach of contract by the Company for failure to timely delivery certain bearings ordered by Emerson under a requirements contract. An injunction was issued compelling the Company to comply with the terms of the requirement contract, which injunction expired by its terms in February 1996. In the same action, Emerson also sued for damages, resulting from the Company's failure to timely delivery the bearings. The Company commenced an action against Emerson in the federal district court sitting in Connecticut in December 1995, claiming ownership rights in the part numbers relating to Spherco line of bearings that were the subject of the requirements contract. The court denied the Company's motion of preliminary injunction in February 1996. The Company also filed an action against Emerson in Connecticut state court in November 1995 alleging bad faith on the part of Emerson in inflating its demand under the requirements contract and seeking to recover sums due under the contract arising from a price increase for the bearings which was not honored by Emerson. In addition, in the Connecticut state court suit, Emerson counter sued the Company, claiming damages on the same theory as in the Indiana suit.

On September 26, 1997, the Company and Emerson entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") settling all these actions. The Settlement Agreement, the terms of which are confidential, provides for the dismissal of all of the above claims and the execution of releases of the Company and Emerson. The Company does not expect the terms of the Settlement Agreement to have a material effect on its financial condition or results of operations.

Additionally, there are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material. The Company currently maintains insurance coverage for product liability claims. There can be no assurance that indemnification from its customers and coverage under insurance policies will be adequate to cover any future product liability claims against the Company.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE, AND HAVE BEEN OMITTED.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  6 Feb 98
     -------------------

                                    ROLLER BEARING COMPANY OF AMERICA, INC.


                                        /s/ Michael J. Hartnett
                                        --------------------------
                                        by Michael J. Hartnett
                                        President & Chief Executive Officer


                                        /s/ Anthony S. Cavalieri
                                        --------------------------
                                        by Anthony S. Cavalieri
                                        Vice President & Chief Financial Officer