Form 10-K405
period 1998-03-28
ROLLER BEARING CO OF AMERICA INC
filed 1998-06-26
CIK 1042465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-K

                       -----------------------------------
                                   (Mark One)

/ X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended March 28, 1998 or

/   / Transition Report pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                        Commission File Number: 333-33085

                       ----------------------------------

                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                     13-3426227
(State of Incorporation)               (IRS Employer Identification Number)

                     60 Round Hill Road, Fairfield, CT 06430
                    (address of principal executive offices)
                  Registrant's Telephone Number: (203) 255-1511

                       ----------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days:

                      Yes   / X /                 No  /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

As of June 20, 1998, there were 100 shares of the registrant's Common Stock outstanding, all of which were held by Roller Bearing Holding Company, Inc., a Delaware corporation. There is no public market for the registrant's Common Stock.

Documents Incorporated by Reference:  None

    This Annual Report of Roller Bearing Company of America, Inc. (the "Company") on Form 10-K contains various forward-looking statements, as contemplated by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate" or "continue" or the negative thereof or comparable terminology and may include, among other things, expected growth, business strategies, future revenues, future sales, future operating performance, plans, objectives, goals and strategies of the Company. Such forward-looking statements are based upon information currently available in which the Company's management shares its knowledge and judgment about factors that it believes may materially affect the Company's performance. The forward-looking statements are made in good faith by the Company and are believed by the Company to have a reasonable basis. However, such statements are speculative, speak only as of the date made and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Factors that might cause actual results to differ materially from those in such forward-looking statements include, but are not limited to, those discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business.


PART I


ITEM 1.  BUSINESS

Overview

    The Company is a manufacturer and distributor of highly engineered precision roller, ball and plain bearings in the United States. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While the Company manufactures products in all major bearing categories, the Company focuses primarily on highly technical or regulated bearing products for niche markets. The Company targets the higher end market segment of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved.

    The Company conducts and operates its business through three divisions: the RBC division; the Heim Bearings ("Heim") division; the Transport Dynamics Corporation ("TDC") division, and five wholly-owned subsidiaries: RBC Nice Bearings, Inc. ("Nice"); RBC Linear Precision Products, Inc. ("LPP"); Bremen Bearings, Inc. ("Bremen"); Industrial Tectonics Bearings Corporation ("ITB"); and Miller Bearing Company, Inc. ("Miller"). The Company also has a foreign wholly owned subsidiary, Roller Bearing Company FSC, Inc. ("FSC").

Formation; Corporate Structure; Acquisitions

    The Company was incorporated in Delaware in 1987. In July 1991, the Company's Chairman, President and Chief Executive Officer, Dr. Michael J. Hartnett, teamed up with affiliates of Aurora Capital Partners, L.P. ("Aurora") to implement a plan to acquire a series of small to medium size domestic companies in the roller and ball bearing industry. In March 1992, the Company's capital stock was acquired for $52 million by RBC Acquisition Company (which was incorporated in March 1992 as a Delaware corporation), which was subsequently merged into the Company and the Company became a wholly-owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). Since 1992, the Company has acquired TDC, a manufacturer of plain bearings, for $5.8 million, Heim, a leading producer of rod end and ball bearings, for $6.8 million, LPP, a pioneer in grinding techniques for precision ball bearing screws, for $5.5 million, Nice, the oldest active brand name in the domestic bearing industry, for $7.5 million and Bremen and Miller, manufacturers of needle bearings, for approximately $5.3 million and $11.1 million, respectively.

    The Company has historically acquired complementary bearing companies and integrated them effectively into its existing operations. Following an acquisition, management typically rationalizes operations, reduces overhead costs, develops additional cross-selling opportunities and establishes new customer relationships.

    The Company believes that there will continue to be consolidation opportunities within the bearing industry. The Company is currently in discussion with several companies that meet its strategic goals. Priority will be given to acquiring bearing companies with sales of between $15 million and $25 million. Additionally, the Company will seek smaller "fold-in" acquisitions; businesses whose products can be manufactured at the Company's existing facilities.

    While the Company believes that it has greatly benefited from the consolidation opportunities in the bearing industry and the acquisitions that the Company has pursued, there can be no assurance that such opportunities will continue to materialize or that the Company will be able to successfully capitalize on any such opportunities in the future.

Recent Developments

    Recapitalization

    On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement (the "Recapitalization Agreement") dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock, including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith (the "Recapitalization"). In connection with the Recapitalization, all of the outstanding preferred stock of Holdings ("Preferred Stock") was redeemed by Holdings and substantially all of the outstanding common stock of Holdings ("Holdings Common Stock") and warrants to purchase Holdings Common Stock held by non-management stockholders of Holdings ("Holdings Warrants") were redeemed or purchased by Holdings, or certain current stockholders or warrantholders of Holdings (including certain affiliates of Credit Suisse First Boston ("CSFB") and one of the purchasers of the Discount Debentures (as defined herein)).

    The Recapitalization was financed with the proceeds from the issuance by the Company of $110 million of 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes), the incurrence by the Company of $16 million of term loans (the "Term Loans"), the issuance by Holdings of approximately $74.8 million in Senior Secured Discount Debentures (the "Discount Debentures") and warrants (the "Discount Warrants") to purchase 6,731 shares of Class A Common Stock, par value $.01 per share, of Holdings ("Class A Common Stock") for an aggregate gross consideration of $40 million. The Term Loans are a part of senior credit facilities (the "Senior Credit Facilities") of the Company with a group of lenders, which also include a $54 million revolving credit facility (the "Revolving Credit Facility").

    On January 22, 1998, the Company consummated an exchange of all of the outstanding Notes for substantially identical Notes that were registered under the Securities Act of 1933, as amended. Such exchange was undertaken pursuant to obligations of the Company under the indenture governing the Notes (the "Indenture") and certain other agreements entered into by the Company in connection with the Recapitalization.

    Additionally, in connection with the Recapitalization, (i) the Company paid a dividend to Holdings in the amount of approximately $56.9 million (the "Dividend") to finance the Recapitalization, (ii)Holdings used the proceeds of the Dividend and the proceeds from the sale of the Discount Debentures and the Discount Warrants, to redeem Holdings Common Stock and Preferred Stock and to purchase Holdings Warrants for aggregate consideration of approximately $92.2 million, (iii)Holdings assigned its rights to purchase certain shares of Holdings Common Stock and Holdings Warrants under the Recapitalization Agreement to Dr. Michael J. Hartnett, certain affiliates of CSFB, OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund"), Kirk Morrison, The Sommers Family Trust and Mitchell Quain, (iv) Holdings repurchased (the "Hartnett Repurchase") 1,250 Holdings Warrants from Dr. Hartnett for an amount per share of Holdings Common Stock underlying such Holdings Warrants equal to $514 less the approximately $77 exercise price of such warrants (an aggregate of approximately $550,000), (v) Holdings issued warrants exercisable for 1,250 shares of Class B Supervoting Common Stock, par value $.01 per share, of Holdings ("Class B Common Stock") at an exercise price of $514 per share to Dr. Hartnett, (vi)Holdings loaned $500,000 to Dr. Hartnett (the "Hartnett Loan") to finance a portion of his purchase of Holdings Common Stock and Holdings Warrants referred to in clause (iii)above, (vii)Holdings paid to Dr. Hartnett a fee of $1 million (the "Hartnett Fee"), (viii)Holdings converted all of Dr. Hartnett's shares of Holdings Common Stock into shares of Class B Common Stock, and amended all Holdings Warrants held by Dr. Hartnett to provide that they be exercisable for shares of Class B Common Stock, (ix)the Company repaid outstanding indebtedness of approximately $52.1 million on its revolving credit facility (the "Existing Revolving Credit Facility") and its term loan (the "Existing Term Loan") both with Heller Financial, Inc., ("Heller") and (x) the Company and Holdings paid certain other fees and expenses, in the approximate aggregate amount of $10.4 million, payable in connection with the foregoing.

    Dr. Hartnett, the Chairman, President and Chief Executive Officer of the Company, currently owns approximately 40% (approximately 39% on a fully diluted basis) of the outstanding capital stock of Holdings, and, through the operation of provisions of Holdings' certificate of incorporation, he has the power to control a majority of the voting rights of all capital stock of

Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions."

    As discussed herein, the Company incurred indebtedness in connection with the Recapitalization and is highly leveraged. The degree to which the Company is leveraged could have important consequences for the Company, including but not limited to, (i) impairing the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, (ii) impacting the portion of cash flow from operations available for general corporate needs (the obligations), (iii) impacting the Company's ability to compete against its less leveraged competitors and (iv) increasing the Company's vulnerability in the event of a downturn in any industry to which the Company markets its products or a downturn in the economy in general. Although the Company believes it will be able to pay its obligations as they come due, there can be no assurance that it will generate earnings in any future period sufficient to cover its fixed charges.

    Bremen Acquisition

    On August 8, 1997, Bremen, a wholly owned subsidiary of the Company, completed the acquisition of Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The purchase was effective as of July 1, 1997. The Company paid approximately $5.6 million, of which approximately $3.6 million was paid at the closing. The purchase price for Bremen was financed by borrowings under the Term Loans.

    Miller Acquisition

    On June 3, 1998, Miller, a wholly-owned subsidiary of the Company, completed the acquisition of Miller Bearing Company, Inc. ("MBC"), a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was approximately $11.1 million which included the assumption of certain liabilities of MBC. Miller discharged an aggregate of approximately $1.7 million of such assumed liabilities at closing, representing all notes payable assumed in the transaction. The acquisition was financed from proceeds from the sale of the Notes. Operations of Miller for March, 1998 were not material to the consolidated financial results of the Company.


General

    The Company is a manufacturer and distributor of highly engineered precision roller, ball and plain bearings in the United States. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. Many of the Company's products are custom designed or highly engineered for specific applications to meet demanding specifications. While the Company manufactures products in all major bearing categories, the Company focuses primarily on highly technical or regulated bearing products for niche markets.

    The Company targets the higher end market segment of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved. In fiscal 1998 (which commenced on March 30, 1997 and ended on March 28, 1998), the Company had sales to more than 2,500 customers with no single customer amounting to more than 8% of net sales. The Company believes its rapid turnaround on orders, custom designed engineering and strict adherence to quality and reliability provide it with significant competitive advantages. The Company's key customers include Caterpillar, John Deere, Boeing, Pratt & Whitney, General Electric, Bell Helicopter and Motion Industries.

    The Company sells primarily to domestic Original Equipment Manufacturers ("OEMs") and distributors in three markets: industrial, aerospace and government. Many of the Company's product offerings are in market segments (market sizes between $30 million and $150 million) which require high service levels, extensive technical engineering support, short lead times and small production runs. In combination with the Company's efficient production processes, targeting such market segments has allowed the Company to achieve its plan. Additionally, in an effort to generate more stable revenues, the Company has increased sales to the replacement market. Management estimates that currently over 60% of the Company's products are sold directly or indirectly for use in the replacement market.

    Approximately 66% of the Company's fiscal 1998 net sales were to the industrial market segment. The Company believes opportunities exist to increase sales in this market segment as a result of (i)increasing demand for industrial machinery in both the domestic and international markets, which is expected to expand existing OEM selling opportunities, (ii)growth in aftermarket demand as the installed base continues to expand and (iii)the increased emphasis being placed on maintenance and repair of capital goods given the increasing cost of such items.

    Approximately 29% of the Company's fiscal 1998 net sales were to the aerospace market segment for applications in commercial and military aviation. According to Boeing, worldwide air travel is expected to grow 75% between 1996 and 2006 and the world commercial aircraft fleet is expected to double by 2016. The Company provides bearings for virtually every model of commercial aircraft in production, as well as many military applications, and its customers include all major aerospace manufacturers. Sales to the aerospace market segment have been increasing as a percentage of total sales, a trend which the Company expects will continue.

    Approximately 5% of the Company's fiscal 1998 net sales were to the government market segment. The Company expects sales to this segment to remain stable in the foreseeable future due to (i)increased emphasis on repair and maintenance of existing military platforms, (ii) sole source supplier relationships and replacement part sales for existing programs and (iii)long product lives of existing programs, which should ensure steady sales relating to such programs for several years.

Business Strategy

    The Company has developed a business strategy that focuses on good profitability while growing, both internally and through acquisitions.

    Management believes that the Company's business strategy makes it well positioned to achieve continued growth and market share gains through
(i)increasing sales to the aftermarket, (ii)continuing its focus on high margin niche market segments where the Company believes it has a sustainable competitive advantage, (iii)penetrating new markets with innovative products,

(iv)expanding international OEM and distributor sales and (v)acquiring other manufacturers which have complementary products, similar distribution channels or provide significant potential for margin enhancement.

Competitive Strengths

    The Company believes that it has significant competitive strengths, including a strong management team with extensive managerial experience in the bearing industry, excellent design and manufacturing capabilities, long-term customer relationships, the Company's focus on niche segments of the bearing market, the Company's proprietary manufacturing processes, its low cost operations and the Company's commitment to service.

Bearing Industry

    Bearings are integral to the manufacture and operation of machines and mechanical systems. Bearings serve to reduce the wear to moving parts, ensure proper power transmission and reduce damage and energy loss caused by friction. Demand for bearings generally follows the market for products in which bearings are incorporated and the general economy as a whole. Purchasers of bearings include (i)automotive manufacturers, (ii) industrial equipment and machinery manufacturers, (iii)producers of commercial and military aerospace equipment,
(iv)agricultural machinery manufacturers and (v)construction and specialized equipment manufacturers. The Company estimates that approximately one-third of all bearings manufactured are for use in the automobile industry, a market in which the Company does not currently compete.

    The domestic bearing market is comprised of three primary product categories: ball bearings, roller bearings and plain bearings. Ball bearings are used for high speed applications; roller bearings for lower speed, heavily loaded applications; and plain bearings for sliding action and misalignment applications.

    The domestic market for standard bearings is dominated by three major international competitors: The Timken Company ("Timken"), Torrington Company ("Torrington") and SKF USA, Inc. ("SKF"). The balance of the domestic market, consisting primarily of specialty and custom engineered bearings, is more fragmented. Due to the shorter production runs and significant post-sale technical support associated with these products, the Company believes they are not the primary focus of the larger bearing manufacturers. A group of smaller companies (including the Company) frequently establish leading positions, in market share and reputation, in certain of these niche product lines. Furthermore, competition in these niche markets is based on lead times and reliability of product and service, and these markets are generally not as price sensitive as the markets for standard bearings.

Customers and Markets

    The Company supplies bearings to OEMs and distributors in the industrial, aerospace and government markets. The industrial OEM market segment continues to be the largest market segment for the Company, accounting for 46% of the Company's fiscal 1998 net sales. While the Company's sales in its target markets have historically been concentrated on OEMs, the Company has recently shifted its focus in the aerospace and industrial market segments towards replacement part sales. The Company believes this generates more stable revenues. The Company's top ten customers were responsible for generating 39% of the Company's fiscal 1998 net sales and no single customer was responsible for generating more than 8% of fiscal 1998 net sales. Three of the Company's top ten customers are distributors and the remaining seven are OEMs.

    The Company does not believe that it is dependent upon a single customer or a few customers. However, the loss of the Company's major customers or a substantial decrease in such customers' purchases from the Company could have a material adverse effect on the financial condition and results of operations of the Company.

    The aerospace, heavy equipment and other industries to which the Company sells its products are, to varying degrees, cyclical and have experienced periodic downturns, which have often had a negative effect on demand for the Company's products. Although the Company believes that by concentrating on products with a strong aftermarket demand it has reduced its exposure to such business downturns, any future material weakness in demand in any of these industries could have a material adverse effect on the financial condition and results of operations of the Company.

    Industrial

    Industrial bearings are used in a wide range of industries such as heavy equipment, machine tools, agricultural equipment, pumps and packaging. Nearly all mechanical devices and machinery require bearings to relieve friction where one part moves relative to another. The Company's products target existing market applications in which the Company's engineering and manufacturing capabilities provide it with a competitive advantage in the marketplace.

    The Company manufactures a wide range of roller, ball and plain bearings for industrial uses by customers including Caterpillar, John Deere, Euclid Hitachi, Motion Industries, Applied Industrial Technologies, and Kaman. See "Products." Sales to the industrial market segment accounted for 66% of the Company's fiscal 1998 net sales. Approximately 69% of such sales were to OEMs while 31% were to distributors. Within the industrial market, the Company sells to the construction and mining equipment, material handling, machine tools and energy and natural resources market segments. The Company believes that the diversification of its sales among the various market segments of the industrial bearings market reduces its exposure to downturns in any individual market segment.

    Aerospace

    Bearings are used in numerous applications within airplanes, helicopters and aircraft engines. The aerospace market segment utilizes spherical plain bearings, rod ends, journal bearings and thin section ball bearings. Bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures and include such items as high precision ball and roller bearings and metal-to-metal and self-lubricating plain bearings. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications.

    The Company's penetration of the commercial aerospace market segment expanded through the acquisitions of TDC and Heim. Sales to the aerospace market segment accounted for 29% of the Company's fiscal 1998 net sales. Of this total, 67% reflected sales to OEMs and the remaining 33% were to distributors. Management estimates that over 75% of commercial aerospace net sales are actually used as replacement parts since a portion of OEM sales also are ultimately intended for replacement market use. Sales of products for use in the aftermarket helped the Company's sales over the past five years, despite the depressed levels of new aircraft construction. The Company supplies bearings for commercial aircraft, commercial aircraft engines and private aircraft manufacturers, as well as to various military contractors for airplanes, helicopters and missile systems. Aerospace customers include Boeing, Lockheed-Martin, Bell Helicopter, General Electric, Pratt & Whitney, Allied Signal, Aviation Sales and WS Wilson.

    Essential to servicing the aerospace market is the ability to obtain product approvals. The Company has in excess of 20,000 product approvals, which enable it to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the Federal Aviation Administration ("FAA") designated OEMs who are Production Approval Holders ("PAHs") of FAA approved aircraft. These PAHs provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Recent regulatory changes enacted by the FAA provide for an independent process (the PMA process), which enables suppliers who currently sell their products to the PAH, to sell products to the aftermarket. The Company has submitted over 6,100 PMA applications and has received over 900 approvals to date. There is no assurance that the Company will receive approvals on its submissions. To the extent that such approvals do not materialize, the Company's ability to service the aerospace market could be adversely affected.

    Government

    The Company manufactures high precision ball and roller bearings, commercial ball bearings and metal-to-metal and self-lubricating plain bearings for all branches of the United States military, and certain foreign military forces. In addition to products that meet military specifications, these customers often require precision products made of specialized materials to custom designs and specifications. The Company manufactures an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications. Product approval for use on military equipment is often a lengthy process ranging from six months to three years, and represents a significant barrier to new entrants.

    Government sales accounted for 5% of the Company's fiscal 1998 net sales, consisting primarily of replacement bearings on programs for which the Company is the sole source supplier. Despite cutbacks in the overall defense budget during the 1990s, appropriations for maintenance and repairs for product platforms serviced by the Company have remained stable. Military programs for which the Company supplies component products include airplanes, helicopters, turbine engines and armored vehicles.

    While a significant portion of the Company's sales are directly or indirectly to the government, related military or other government projects, no significant portion of such sales are subject to renegotiation of profits or termination of contracts at the election of the government. However, compliance with various government regulations may be required. Violations of such regulations could result in termination of the Company's contracts, which may have material adverse effects on the Company's operations. In addition, consolidation and combination which is occurring in the defense industry may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts sold by the Company. Such factors could result in a material adverse effect on the Company.

Products

    The Company's product lines include four broad categories: plain bearings, roller bearings, ball bearings and linear precision products, each of which includes both standard and highly specialized and customized products. Within the four major categories that encompass the Company's product offerings, its major bearing products include heavy duty needle roller bearings, cam follower bearings, metal-to-metal and self-lubricating rod ends and spherical bearings, high precision ball and roller bearings and semi-precision unground ball bearings. Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads.

    Plain Bearings

    Plain bearings accounted for approximately 41% of the Company's fiscal 1998 net sales. In general, plain bearings are produced with either self-lubricating or metal to metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Spherical plain bearings are designed for heavy equipment applications. Spherical plain bearings and rod end bearings are used in the aerospace market segment in the same applications as airframe control ball bearings. Heim and TDC produce teflon fabric lined sleeves for the aerospace market segment.

    Roller Bearings

    Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures three basic types of roller bearings: heavy duty needle roller bearings with inner rings, cam followers and mast guides and aircraft roller bearings. The sale of roller bearings accounted for 29% of the Company's fiscal 1998 net sales. Cam followers and mast guides have widespread use in heavy industrial machinery applications. The Company is a leading producer of roller bearings for use in helicopters. The Company offers several heavy duty needle roller bearing designs produced at the Bremen and Miller facilities. Needle bearings are used in various industrial applications and in certain U.S. military aircraft platforms bearing applications that require high load carrying capability in a confined space. The Company is the sole source supplier of rotor head bearings for certain military helicopter platforms. The product is also used as a shaft for another type of bearing or to support rotating components in mechanical or electromechanical devices. The Company produces this product in bearing quality steel but also has the capability to produce this product from various grades of low carbon, stainless or tool steel.


Ball Bearings

    The Company manufactures four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings. Ball bearings accounted for 26% of the Company's fiscal 1998 net sales. High precision aerospace bearings are primarily sold to customers in government or the defense industry that require more technically sophisticated bearing products providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings which use extremely thin cross sections and give specialized machinery manufacturers many advantages. The Company is also involved in two niche market segments: unground ball bearings and specialty inch and metric ball bearings.

    Linear Precision Products

    LPP produces precision ground ball bearing screws that offer repeatable accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. Linear precision products accounted for approximately 4% of the Company's fiscal 1998 net sales. LPP's products are primarily used in the machine tool industry where the Company believes significant opportunities to cross-sell the Company's other products exist. LPP also serves many new, replacement and repair markets through an agreement with Warner Electric, a division of Dana Corporation.



New Products

    The Company aggressively develops and acquires new products and determines new applications for existing products. Some of the Company's recent new product introductions in the industrial market segment include: the RBC self-lubricated, fibrinoid lined spherical plain bearing, designed to meet an increasing demand for products that are not lubricated and totally maintenance free; the NBC heavy duty needle roller bearing series; a commercial thin section ball bearing, which the Company developed by capitalizing on ITB's expertise in the aerospace industry and adapted for industrial use; and the Spherco self-lubricated fiberglide rod end, a maintenance-free rod end with reduced radial play.

    In the aerospace and defense markets, the Company's new products include the ITB swashplate thin section ball bearings and Heim ball bearing rod ends. The Company is also concurrently working with Boeing to develop weight saving products. The Company has submitted samples and test data to the Department of the Navy for military approval, which is required for the sale of the Company's aircraft cam follower product line to the aerospace industry.

Bearing Refurbishment Program

    ITB has developed a bearing refurbishment center which commenced operations in April 1997. Management estimates this to be a $100 million market which historically has not been well served. The Company believes that, as an OEM manufacturer of bearing components, it is well positioned to service this industry. With new bearing lead times for some products that will be served by this facility in excess of 430 days, the Company believes bearing refurbishment will continue to be a growing market segment. As material costs are minimal and most primary machining and grinding operations are not required to operate in this market, the opportunity exists for higher margins. The Company does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

Manufacturing and Operations

    The Company's production processes are designed to reduce costs and improve overall profitability. Using its operating strategy, the Company endeavors to design its manufacturing process so that machine and labor utilization are optimized and total costs are reduced. Cost savings are generated through effective management of monthly product line profit and loss. On a monthly basis, gross margins of every product line within each product group are reviewed. The Company monitors the progress of its efficiency efforts on an ongoing basis, both monthly and quarterly, and reacts quickly to resolve problems or capitalize on unanticipated opportunities.

    Custom products are sold at a premium based on factors such as lot size and availability. Management believes it has a thorough understanding of the products and customers in the markets it serves, allowing the Company to utilize aggressive and competitive pricing practices.

    Capacity

    The Company's plants currently run on a single shift and a light second shift at selected locations to meet the demands of its customers. Management believes that current capacity levels, with annual capital expenditures equal to approximately 5% of sales in turning and grinding equipment in the future, will permit the Company to effectively meet demand levels through at least 2002. Management also believes that as it continues to invest in bearing professionals, the ability to increase capacity and move to full second shifts, if required, could be accomplished without compromising product quality or involving significant additional capital expenditure.

    Inventory Management

    The Company's increasing emphasis on the distributor/aftermarket has required it to maintain greater inventories of a broader range of products than the OEM market historically demanded. As a result, the Company has implemented an inventory management program designed to balance customer delivery requirements with economically optimal inventory levels. In this program, each product is categorized based on characteristics including order frequency, number of customers and sales volume. Using this classification system, management's primary goal is to maintain a sufficient supply of standard items while minimizing warehousing costs. In addition, production cost savings are achieved by optimizing plant scheduling around inventory levels and customer delivery requirements. This leads to more efficient utilization of manufacturing facilities and minimized plant production changes while maintaining sufficient inventories to service customer needs.

    Integration of Acquisitions

    The Company has demonstrated an ability to quickly institute programs which improve the performance of acquired companies. The process involves applying the Company's operating strategy, rationalizing the product offerings and appropriately capitalizing the acquisition.

Marketing

    The Company's marketing strategy is aimed at increasing sales within its three primary market sectors and targeting specific profitable niche products. To effect this strategy, the Company seeks to expand into geographic areas not previously served by it and continues to exploit new markets and industries for existing and new products. The Company employs a technically proficient sales force and also utilizes marketing managers, product managers, customer service representatives and product application engineers in its selling efforts.

    Despite the difficulties inherent in the development of a quality, technically astute, sales force in the bearing industry, the Company has been able to accelerate the growth of its sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program, implemented in 1995, which has graduated 13 professionals. The Company will continue to hire and develop expert sales professionals and strategically locate them to implement its expansion strategy. Today, the Company employs strategically located sales professionals nationwide in its sales and marketing effort.

    The Company has placed an emphasis on increasing sales to distributors serving the spare parts aftermarket in the Company's key industry markets. Sales to this market tend to be less cyclical as they arise out of end users' needs for replacement bearings on existing equipment. See "Customers and Markets." Management estimates that sales to the replacement market exceeded 60% of the Company's fiscal 1998 net sales. Management intends to continue to focus on building distributor sales volume.

    With regard to its OEM customers, the Company has and continues to focus on establishing and maintaining relationships with OEMs that produce products with strong aftermarket demand characteristics for the Company's products. The Company's OEM relationships also provide it with extensive cross-selling opportunities, as many OEM products utilize several types of bearings manufactured by the Company.

Competition

    Competition in the bearing industry is based on a number of factors, including price, product line offering, technical service and timeliness of supply. The Company believes that it is well positioned to compete with regard to each of these factors in each of the markets in which it operates.

For large run bearing products, price is a very important factor. Larger manufacturers generally are relative low cost producers in the more standard bearing product lines and are thus able to attain extensive market shares. However, with niche product lines, when the production runs are smaller, larger manufacturers are often unable to achieve the economies of scale needed to maintain their low-cost producer status. As a result, while the Company competes with the larger bearing manufacturers in some of the more standard bearing product markets, its primary competition includes smaller niche companies such as Kaydon Corporation, New Hampshire Ball Bearings and McGill Manufacturing Company, Inc. Competitors to the Company's ballscrew product line are 20th Century and Thompson.

    Bearings manufacturers operating in the more specialized market compete by maintaining a broad product line and adequate inventories to service the aftermarket. This enables such manufacturers to exploit the trend of OEMs towards sourcing a broader range of products from a small number of suppliers. Additionally, in certain industries and groups, purchasers require product approval on an industry or company specific level for their component parts.

    Other factors in the more specialized bearing market include strong distribution channels, quality product, strong technical product service, customer support and long-term customer relationships.

    While the Company believes that it has significant strengths over several of its competitors, many of its competitors are more diversified than the Company, have greater resources than the Company and possess greater market share in many segments of the bearing industry. In addition, the Company relies on certain of its competitors for its own raw materials and in certain circumstances, produces products for and sells products to its competitors for resale under such competitors names. See "Suppliers and Raw Materials."

Backlog

    As of March 28, 1998, the Company had a backlog of $78.2 million as compared to a backlog of $63.1 million as of March 29, 1997. The 1998 backlog includes $4.2 million in Bremen orders which had no comparable balance at March 29, 1997. The Company has historically maintained a strong backlog of orders. The Company sells many of its products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by the Company and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, the Company believes that it is not practical or prudent for most customers, including many of the Company's largest customers, to shift their bearing business to other suppliers.


Employees

    The Company had approximately 1,200 employees at March 28, 1998.

    Currently, collective bargaining agreements with the UAW cover substantially all the hourly employees at the Company's West Trenton, New Jersey, Fairfield, Connecticut and Bremen, Indiana plants, and a collective bargaining agreement with the USWA covers substantially all the hourly employees at the Company's Kulpsville, Pennsylvania plant. The West Trenton agreement expires on May 31, 1999, the Fairfield Agreement expires on January 31, 1999, the Kulpsville agreement expires on October 23, 1999 and the Bremen agreement expires on July 16, 1999. All other hourly employees are non-unionized.

    The Company considers its relations with its employees to be satisfactory and has not experienced a significant work stoppage in over twelve years. However, there can be no assurance that additional employees who are not represented by unions will not elect to be so represented in the future or that any of the collective bargaining agreements will be renewed when they expire or that the Company will not experience strikes, work stoppages or other situations.

    In addition, the Company business is managed by a small number of key executive officers. Accordingly, the loss of services of certain of these executives, including Dr. Hartnett, could have a material adverse impact on the financial condition and results of operations of the Company. There can be no assurance that the services of such personnel will continue to be made available.

Suppliers and Raw Materials

    The Company obtains raw materials, component parts and supplies from a variety of sources and generally from more than one supplier. The Company's principal raw material is steel. The Company's suppliers and sources of raw materials are based in the United States. The Company believes that its sources are adequate for its needs in the foreseeable future, that there exist alternative suppliers for its raw materials and that in most cases readily available alternative materials can be used for most of its raw materials. The Company does not believe that the loss of any one supplier would have a material adverse effect on the financial condition or results of operations of the Company.

    Notwithstanding the foregoing, the Company relies on certain of its competitors for its own raw materials. There is no assurance that such competitors will continue to supply raw materials to the Company in the future.

Intellectual Property

    The Company's policy is to file patent applications to protect its technology, inventions and improvements that are important to the development of its business, and to seek trademark protection with respect to its product titles that have achieved brand name recognition. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company holds six United States patents (including those covering the RBC Roller(TM) cam follower and Quadlube(TM) spherical plain bearing) and has three additional United States patent applications pending. The Company has registered twelve trademarks in the United States. There can be no assurance that such rights will not be infringed upon, that additional patents will be issued as a result of the Company's applications and that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company believes that it would have adequate remedies for any such infringement or use or that claims allowed under such patents or any existing patents will not be challenged or invalidated or would be of adequate scope to protect the Company's technology. The Company does not believe that any individual item of intellectual property is material to its business.

Environmental Compliance

    The Company is subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of solid wastes, hazardous wastes and hazardous substances and the health and safety of employees ("Environmental Laws"). Agencies responsible for enforcing Environmental Laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of Environmental Laws, but there can be no assurance that some future non-compliance will not result in the imposition of significant liabilities.

    The Company also may be liable under Environmental Laws, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), state analogs to CERCLA and certain state property transfer laws, for the costs of investigation and remediation of contamination at facilities owned or operated by the Company, or at other facilities at which the Company has disposed of hazardous substances. In connection with such contamination, the

Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage.

    State agencies are currently overseeing investigation, remediation and/or monitoring activities at the Company's facilities in Fairfield, Connecticut, West Trenton, New Jersey, Santa Ana, California, Rancho Dominguez, California and Hartsville, South Carolina and the prior property owner has conducted limited remediation at the Company's Kulpsville, Pennsylvania facility. The former owners of these facilities have agreed to indemnify the Company for liabilities arising from environmental conditions that existed prior to the date of purchase of such facilities by the Company, which has covered most of the costs of ongoing activities to date, although the Company has relinquished the indemnity for the Fairfield, Connecticut facility. Moreover, there can be no assurance that the indemnities relating to the other facilities, all of which contain negotiated dollar limits, will be adequate to resolve any remaining cleanup liabilities or that the indemnifying parties will continue to perform their indemnification obligations.

    In March 1996, the Company entered into a stipulated settlement agreement with the New Jersey Attorney General settling its liability for an unpermitted release of pollutants in July 1994 from its West Trenton, New Jersey facility resulting in a fish kill in a tributary to the Delaware River. Under the terms of the agreement, the Company paid a $150,000 civil penalty to the State of New Jersey and made a $50,000 donation to a local conservation group. The Company does not believe that any further liability will result from this event.

    At the Company's two facilities located in California and its facility in New Jersey, the previous owners of the assets purchased by the Company indemnified the Company for liabilities arising from environmental conditions that existed prior to the date of the Company's purchase of such assets, subject to certain thresholds, limitations and caps, and are undertaking cleanup in fulfillment of those indemnification obligations. With respect to the Rancho Dominguez, California facility, the Company has contributed a total of approximately $100,000 toward the cost of the on-going cleanup. Under the acquisition agreement, the previous facility owner is responsible for all further costs to cleanup conditions existing at the time of the transfer of the facility, up to a maximum of the full purchase price. The previous owner is continuing to undertake cleanup activities at this facility. To the Company's knowledge, cleanup costs are not expected to approach the indemnification cap limit.

    Cleanup has been completed at the Company's Santa Ana, California facility, although standard monitoring continues as required by the regional regulatory authority. Currently, the previous owner is working with this regulatory authority to obtain final approval and closure of the now-concluded cleanup activities at this facility. The Company did not contribute toward the costs of cleanup, and has not contributed toward the ongoing monitoring costs. To the Company's knowledge, cleanup and monitoring costs have not approached the $4.5 million limit on the previous owner's liability under the acquisition agreement for this facility.

    At the West Trenton, New Jersey facility, the previous facility owner has been investigating and remediating the land where the facility is located since the mid-1980s. The previous owner, who still owns the real property on which the facility is located, both indemnified the Company with respect to its cleanup obligations and is performing the cleanup pursuant to a consent order with the New Jersey Department of Environmental Protection. The Company has not contributed to the costs of remediation at this facility, and does not expect to do so with respect to conditions existing at the time the Company acquired the facility.

    Finally, limited environmental activities have been conducted at the Company's Kulpsville, Pennsylvania and Hartsville, South Carolina facilities. The prior owner of the Kulpsville facility is undertaking limited remediation at that facility in fulfillment of its indemnification obligations. Also, at the request of the state regulatory agency, the Company is monitoring trace level contamination at its Hartsville, South Carolina facility. This contamination resulted from operations prior to the Company's acquisition of the facility. Because the contamination has been detected at very low levels which are decreasing, the state has not required cleanup activities beyond monitoring. Monitoring costs have remained minimal and are being paid by the Company. However, if the state regulatory agency were to require cleanup activities in the future, the cost of that cleanup would be covered by an indemnity with the prior facility owner. There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner's indemnification obligation to the Company.

    Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the
"IRSA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the Company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. In 1997, the Company's Recapitalization required an additional CTA investigation of the Fairfield facility. The Company's 1997 CTA investigation found that residual soil and ground water contamination attributable to the prior owner's operations continued to be present at the facility. In February 1998, the Company submitted these findings to the Connecticut regulatory authorities. While the Company believes that its total investigation and cleanup costs will not exceed $50,000 (including attorney's fees), and that its findings will not result in any further investigation or remediation obligations, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $50,000 estimate.

    The Company's Recapitalization in 1997 also triggered ISRA obligations at its West Trenton facility, obligating the Company to investigate all possible past hazardous substance releases, and to cleanup any resulting contamination, at that facility. Under ISRA, investigation requirements for facilities that are currently being remediated pursuant to an earlier ISRA-triggering transaction may be merged into that ongoing ISRA investigation. In this case, the West Trenton facility has been the subject of an ongoing ISRA (and its predecessor statute) groundwater investigation and remediation by the facility's prior owner since the Company's acquisition of the facility in 1987. Accordingly, the New Jersey regulatory authorities have informed the Company that its ISRA obligations triggered by the 1997 Recapitalization are being satisfied by the prior owner's ongoing ISRA investigation and remediation. That investigation has not found any additional contamination that would require remediation beyond that which continues to be performed by the facility's prior owner.


    In connection with the Recapitalization and the redemption of certain shares of Preferred Stock by Holdings pursuant thereto, Holdings released certain preferred stockholders, who were prior stockholders of the Company, from certain indemnification obligations owed to Holdings. Such obligations arose under the agreement pursuant to which Holdings purchased the Company from such stockholders. The shares of Preferred Stock were held in escrow in connection with the stockholders' obligations under such indemnification provisions. The provisions of the escrow provided that the escrowed shares were to be released upon any transaction involving a change in control of Holdings, except to the extent of claims previously made. As there were no pending claims upon consummation of the Recapitalization, such shares were released from escrow and redeemed by Holdings. Any claims for environmental remediation at the facilities covered by the released indemnification are being covered by other indemnifying parties, and the Company believes that such other indemnification obligations should be sufficient to cover all costs associated with the known or likely environmental conditions at such facilities.

    Under applicable Connecticut law, the purchase by the Company of its Fairfield facility in 1996 necessitated the undertaking of an environmental investigation of the facility. The results of such investigation revealed the presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In 1996, the Company received regulatory approval of an investigation and remediation plan, and has implemented that plan at a total cost that the Company estimates will reach $50,000 (including attorney's fees). All costs incurred to date in connection with such remediation activities have been satisfied out of current operations of the Company. As the magnitude of such costs, if any, is impossible to determine at this time, the Company has not made any reserves or taken any charges in connection therewith.

    Prior to, and in connection with, the acquisition of a facility or business, the Company endeavors to obtain indemnification from parties whom the Company believes to be able to support such indemnities. Further, the Company takes such actions as it deems warranted to establish the scope of any environmental issues that exist as of such purchase, as well as to assess what potential environmental liabilities exist. Such actions include investigations by members of management of the Company of the records and facilities relating to the plant or business to be acquired, analysis of existing investigations, analyses and compliance work done by the sellers and commissioning its own studies, investigations or analyses.

    The Company monitors its various facilities and operations for compliance with Environmental Laws and exposure to environmental claims, including, where deemed necessary, the hiring of outside consultants to conduct surveys and tests. When presented with a potential violation or claim, the manager of the facility in question will, in coordination and consultation with management of the Company, endeavor to establish the scope and nature of the issue, and, if possible, resolve the issue without resort to litigation or formal proceedings. The Company also undertakes an analysis of the various indemnification obligations owed to it to ascertain which, if any, would apply, and the procedures to be followed to perfect its rights with respect to potential recoveries. Several members of management of the Company have experience in dealing with such issues and take a leading role in resolving issues that arise.

    Future events, such as new releases of hazardous substances, new information concerning past releases of hazardous substances, changes in existing Environmental Laws or their interpretation, and more rigorous enforcement by regulatory authorities, may give rise to additional expenditures, compliance requirements or liabilities that could have a material adverse effect on the financial condition and results of the operations of the Company. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES

    The principal executive offices of the Company are comprised of 13,728 square feet of owned office space located at the Heim division in Fairfield, Connecticut which it owns. The Company conducts manufacturing in approximately 80,000 square feet at such facility where it manufactures plain bearing product, both teflon lined and metal to metal and commercial ball bearings. The Company also owns: (i) a facility in Hartsville, South Carolina, consisting of approximately 104,000 square feet of manufacturing space, occupied by the RBC division, at which facility the Company manufacturers the smaller end of all of the RBC division's product lines, and performs the initial machining operations for a large percentage of the product manufactured in the West Trenton, New Jersey facility; (ii) a facility in Kulpsville, Pennsylvania, consisting of approximately 130,000 square feet of manufacturing space, occupied by Nice, at which facility the Company manufactures commercial ground and unground ball bearings; (iii) a facility in Rancho Dominguez, California, consisting of approximately 69,100 square feet of manufacturing space, occupied by the ITB division, at which facility the Company manufactures high precision ball and roller bearings for the aerospace industry, thin section ball bearings and large diameter cam followers (iv) a facility in Walterboro, South Carolina, consisting of approximately 40,000 square feet of manufacturing space, occupied by LPP, at which facility the Company manufactures ball screws, ball spline and ball screw actuator product lines and (v) 48,000 square feet of manufacturing space in Bremen, Indiana, occupied by Miller, at which facility the Company produces needle bearings. Additionally the Company leases: (i) 55,000 square feet of manufacturing space in West Trenton, New Jersey, occupied by the RBC division, at which facility the Company manufactures heavy duty needle roller bearings for the aerospace industry as well as the RBC division's larger diameter heavy duty needle roller bearings and single fracture spherical plain bearings (ii) 22,000 square feet of space in Waterbury, Connecticut and (iii) a facility in Bremen, Indiana consisting of approximately 64,000 square feet of manufacturing space, occupied by Bremen, at which facility the Company manufacturers needle roller bearings.

    The lease for the West Trenton, New Jersey facility expires on July 31, 2000 and the lease for the Waterbury, Connecticut facility expires on March 31, 2001.

    At the Company's facility in Waterbury, Connecticut, its Engineered Components Division ("ECD"), has recently come on line as a Computer Numerically Controlled Turning center. The mission of ECD is to be a manufacturer of turned rings for the other operating units of the Company. The operation currently has 15 employees and approximately $1.5 million in equipment.

ITEM 3. LEGAL PROCEEDINGS

    There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes to be material. The Company currently maintains insurance coverage for product liability claims. There can be no assurance that indemnification from its customers and coverage under insurance policies will be adequate to cover any future product liability claims against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

    As of March 28, 1998, there were 100 shares of common stock, par value $.01 per share, of the Company ("Company Common Stock") outstanding, all of which were held by Holdings. There is no established public trading market for the Company Common Stock.

    As of March 28, 1998, there were 5,875 shares of Holdings Class A Common Stock outstanding, held by sixteen holders and 3,948 shares of Class B Common Stock held by Michael J. Hartnett. In addition, as of March 28, 1998, there were outstanding warrants and options to purchase up to an additional 15,915 shares of Class A Common Stock and 10,077 shares of Class B Common Stock.

Dividends

    The Company, as a wholly-owned subsidiary of Holdings, from time to time will pay dividends (including the payment of the Dividend in connection with the Recapitalization) to Holdings from funds legally available therefor to fund Holdings' operations. No cash dividends have been declared by Holdings on the Common Stock in the last three (3) years. Holdings intends to retain earnings to finance the development and growth of its business. Accordingly, Holdings does not anticipate that any dividends will be declared on the Holdings Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the financial condition, results or operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Board of Directors of the Company and Holdings. Further, the Company's ability to declare and pay dividends on the Company Common Stock is restricted by certain covenants in the credit agreement relating to the Senior Credit Facilities (the "Credit Agreement") and the Indenture. Holdings' ability to pay and declare dividends is restricted by certain covenants in the indenture related to the Discount Debentures (the "Discount Indenture").

Unregistered Sales of Stock

    In connection with the Recapitalization, Holdings assigned its right under the Recapitalization Agreement to purchase certain shares of Holdings Common Stock and Holdings Warrants to Dr. Hartnett, certain affiliates of CSFB, the Oaktree Fund, Kirk Morrison, The Sommers Family Trust and Mitchell Quain. In addition, in connection with the Recapitalizaiton, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock to Dr. Hartnett and issued the Discount Warrants to the Oaktree Fund and Northstar (as defined herein). See "Item 1. Business -- Recent Developments--Recapitalization."

    Pursuant to the Stock Option Plan (as defined herein), Holdings has issued options to purchase 1,728 shares of Class A Common Stock, and as a result thereof was obligated to issue additional warrants to purchase 432 shares of Class A Common Stock to the Oaktree Fund and Northstar pursuant to certain anti-dilution provisions of the Discount Warrants.

ITEM 6. SELECTED FINANCIAL DATA



The selected financial data presented below for the fiscal year ended March 28, 1998 has been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, and the selected financial data presented below for each of the fiscal years in the four-year period ended March 29, 1997 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young, LLP. The information presented below should be read in conjunction with the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

                                Fiscal Year Ended


                                   April 2      April 1    March 30    March 29    March 28
                                   1994(a)       1995        1996       1997(b)    1998( c)
--------------------------------------------------------------------------------------------
                                                (dollars in thousands)
Statement of Operations Data:

Net Sales                       $  65,306    $  73,904   $  82,233   $  93,427   $ 136,009
Operating Income (Loss)         $  (3,185)   $   6,656   $   9,687   $  13,202   $  10,600
Extraordinary Charge, Net       $    --      $    --     $     995   $    --     $     625
Net Income (Loss)               $  (4,797)   $     101   $     827   $   4,640   $  (1,917)


Balance Sheet Data:

Total Assets                    $  96,761    $ 106,136   $ 110,182   $ 124,513   $ 156,405
Total Debt                      $  51,254    $  60,816   $  56,079   $  62,815   $ 136,200
Cash Dividends                  $    --      $    --     $    --     $    --     $  56,977
Stockholder's Equity(Deficit)   $  20,432    $  22,187   $  35,785   $  37,372   $ (14,922)

--------------------------------------------------------------------------------------------

----------
(a) Includes the results of operations for Heim following the effective date of its acquisition in May 1993.
(b) Includes the results of operations for LPP and Nice following their respective effective dates of acquisition in October 1996 and February 1997.
(c) Includes the results of operations for Bremen following the effective date of its acquisition in July 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

    Net Sales

    The Company's net sales increased by approximately 45.6%, or $42.6 million, to $136.0 million in fiscal 1998 from $93.4 million in fiscal 1997. Net sales growth in fiscal 1998 occurred both through internal growth in base business and through acquisitions. The increase includes net sales from acquisitions totaling approximately $35.5 million from LPP, Nice and Bremen, which included full year results for LPP and Nice and nine months for Bremen. Net sales increased approximately $13.2 million or 15.1% without LPP, Nice and Bremen sales. Fiscal 1997 net sales included $6.1 million for LPP and Nice, whose results of operations were included for six months and two months, respectively. The primary reason for the internal growth was due to strong performance, particularly in the aerospace, airframe and construction and mining areas.

    Gross Margin

    Gross margin increased by approximately 32.5% or $9.5 million, to $38.7 million for fiscal 1998 from $29.2 million for fiscal 1997. Gross margin as a percentage of net sales decreased by 2.8 percentage points to 28.5% for fiscal 1998 from approximately 31.3% for fiscal 1997, primarily due to changes in the Company's product mix. This was primarily due to the lower gross profit margins realized on sales from LPP, Nice and Bremen which are by their nature lower margin businesses. Gross margins as a percentage of net sales, excluding sales by these acquired companies was 30.4% for fiscal 1998.

    Operating Expenses

    Selling, general and administrative ("SG&A") expenses increased by approximately 34.5%, or $5.0 million, to $19.5 million in fiscal 1998 from $14.5 million in fiscal 1997. The increase is primarily due to the additional expenses incurred relating to the acquired companies and infrastructure costs to support the expanded business. SG&A as a percentage of net sales decreased to 14.3% for fiscal 1998 from 15.5% last year. The improvement of 1.2 percentage points is primarily due to the fixed nature of certain SG&A costs compared to the higher sales level.

    The Company took a charge to operations of $7.1 million for compensation expenses relating to the exercise of warrants in connection with the Recapitalization of $0.5 million and the extension of the term of a number of warrants of $6.6 million. This extension was deemed to constitute the issuance of new warrants, with a resulting charge to earnings. Other operating expenses increased to $1.5 million in fiscal 1998 from $ 1.4 million for fiscal 1997.

Operating Income

    Operating income decreased by $2.6 million to $10.6 million for the current year versus $13.2 million for fiscal 1997. Excluding the $7.1 million compensation charge, operating income increased by $4.5 million, or approximately 34.3%, to $17.7 million for the current year compared to $13.2 million for last year. The increase is primarily related to the higher gross margin resulting from higher sales volume, partially offset by higher SG&A expenses.

    Interest Expense

    Interest expense for fiscal 1998 was $11.8 million as compared to $5.3 million for fiscal 1997. The increase of $6.5 million is primarily related to the debt incurred in connection with the Recapitalization.


    Income (Loss) Before Taxes and Extraordinary Charge

    The Company had a loss before taxes and extraordinary charge of $(1.2) million in fiscal 1998 as compared to income of $7.9 million in fiscal 1997. This decrease of $9.1 million is primarily due to higher interest expense of $6.5 million and the $7.1 million compensation charge partially offset by the otherwise $4.5 million increase in operating income.

    Extraordinary Charge

    The Company took an extraordinary charge for the year ended March 28, 1998 related to the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization. The extraordinary charge was $1.0 million and is reflected net of the related tax benefit of $0.4 million.

    Net Income (Loss)

    The Company had a net loss of $(1.9) million for fiscal 1998 compared to net income of $4.6 million for the prior year. The $6.5 million decrease between fiscal 1998 and fiscal 1997 is the result of the $9.0 million decrease in income before taxes and extraordinary charge less the tax expense deduction of $3.1 million plus the extraordinary charge of $0.6 million related to the write-off of deferred finance fees associated to debt retired as part of the Recapitalization.


Fiscal 1997 Compared to Fiscal 1996

    Net Sales

    The Company's net sales increased by approximately 13.6% , or $11.2 million, to $93.4 million for fiscal 1997 from $82.2 million for fiscal 1996. Net sales growth in fiscal 1997 occurred both through internal growth in base business and through acquisitions. The net sales figure for fiscal 1997 includes partial year results for LPP, acquired effective October 1996, and Nice, acquired effective February 1997. These acquisitions contributed approximately $3.2 million and $2.9 million, respectively, to the Company's fiscal 1997 net sales. Net sales for the Company without giving effect to such acquisitions increased by approximately 6.2%, or $5.1 million, to $87.3 million for fiscal 1997 from $82.2 million for fiscal 1996. This increase in net sales of $5.1 million was primarily due to an increase in aerospace OEM and aviation distribution sales.

    Gross Margin

    Gross margin increased by approximately 31.5%, or $7.0 million, to $29.2 million for fiscal 1997 from $22.2 million for fiscal 1996. Gross margin as a percentage of sales increased from 27.0% to 31.3%. Fiscal 1996 gross margin includes the effect of a write-down of inventory of $1.4 million. Excluding this write-down, gross margin as a percentage of net sales in 1996 would have been 28.7% as compared to 31.3% in 1997. This improvement of 2.6% is primarily attributed to overhead absorption, increased sales of custom products and improved pricing and was partially offset by lower margins relating to the acquisition of LPP and Nice.

    Operating Expenses

    SG&A expenses increased by approximately 30.9%, or $3.4 million, to $14.5 million for fiscal 1997 from $11.1 million in fiscal 1996. SG&A expenses as a percentage of net sales increased from approximately 13.5% in fiscal 1996 to approximately 15.5% in fiscal 1997. Fiscal 1996 selling, general and administrative expenses reflect an adjustment of $1.2 million relating to a reduction in other post-employment benefits ("OPEB") liability. Excluding this adjustment, selling, general and administrative expenses in fiscal 1996 would have been $12.3 million, or approximately 15.0% of net sales, as compared to 15.5% in fiscal 1997. The increase of 0.5% was primarily attributable to an increase in selling expenditures to support geographic expansion and increased corporate expenses to support the growing organizational infrastructure. Other operating expenses increased by $0.1 million in fiscal 1997 from fiscal 1996 as described in Note 12 to the Consolidated Financial Statements.

    Operating Income

    Operating income increased by approximately 36.3%, or $3.5 million, to $13.2 million for fiscal 1997 from $9.7 million for fiscal 1996. The increase in income from operations was attributable to the same factors that contributed to the increased gross profit less the increased selling, general and administrative expenses. Income from operations increased to 14.1% of net sales for fiscal 1997 from 11.8% for fiscal 1996. Operating earnings were reduced by a one-time non-recurring estimated charge of $0.5 million related to the termination of the West Trenton pension fund made and accrued for in fiscal 1997. Similarly, fiscal 1996 income from operations reflects a charge for environmental expenditures of $0.4 million.

    Interest Expense

    Interest expense for the fiscal year was $5.3 million compared to $6.2 million for the prior year primarily related to lower rates.

    Income Before Taxes and Extraordinary Charge

    Income before taxes and extraordinary items increased by $4.4 million to $7.9 million for fiscal year 1997 from $3.5 million in fiscal year 1996 with higher gross profits and less interest expense offsetting the increased selling, general and administrative expenses for the year.

Net Income

    Net income for fiscal year 1997 reflects a tax provision of $3.2 million compared to $1.7 million for fiscal year 1996. Net income increased by $3.8 million to $4.6 million in the current year compared to $0.8 million last year. Fiscal 1996 results include an extraordinary charge which resulted from the write-off of unamortized deferred financing costs in connection with the Company's early extinguishment of debt. The extraordinary charge was $1.7 million and is reflected net of the related income tax benefit of $0.7 million.

Liquidity and Capital Resources


    Net cash provided by operating activities was approximately $12.8 million for fiscal 1998, an improvement of $0.1 million versus fiscal 1997.

    Cash used in investing activities decreased by $7.2 million to $10.5 million in fiscal 1998 from $17.7 million in fiscal 1997. The difference was a result of a decrease in acquisition disbursements of $8.2 million offset by increased capital expenditures of $0.7 million and an increase in restricted marketable securities held by the Company of $0.3 million. The Company anticipates that capital expenditures for fiscal 1999 will approximate $7 million.

    The Company had net cash inflows from financing activities of $7.4 million primarily due to the Recapitalization. In connection with the Recapitalization, the Company received gross proceeds of $110.0 million from the sale of the Notes and $16 million under the Term Loans. The Company utilized these funds to pay off the balance of the Company's then existing revolving credit facility of $24.6 million and its then existing term debt of $27.5 million. In addition, the Company paid a dividend to Holdings, aggregating approximately $56.9 million; used by Holdings for the redemption of Holdings Common Stock in the amount of $17.6 million, the redemption of Preferred Stock in the amount of $37.0 million, and the redemption of Holdings Warrants in the amount of $0.8 million; and approximately $1.5 million for professional and other fees paid by Holdings. Finally, the Company paid approximately $8.4 million in fees related to the Recapitalization, approximately $7.6 million of which have been capitalized as deferred financing costs and are being amortized over the term of the Notes and Term Loans. During the year, the Company also used $0.5 million for principal payments on the Term Loans, and $1.4 million of funds for capital lease obligations.

    Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions, represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company began to make its required quarterly scheduled principal payments in September 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

    The Company believes that borrowings available under the Revolving Credit Facility, cash flow from operations and cash on hand will provide adequate funds for ongoing operations, planned capital expenditures and debt service payments for the foreseeable future. The Company's ability to incur indebtedness is limited by the terms of the Credit Agreement, the Indenture and the Discount Indenture.

Year 2000

    The Company has made a comprehensive assessment of its computer operations to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan and is utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects its Year 2000 conversion to be completed on a timely basis. Costs related to this conversion are not expected to have a material impact on the financial results of the Company. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted on a timely basis. A failure to convert by another company could have an adverse effect on the Company.

Environmental Compliance

    The Company is subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of solid wastes, hazardous wastes and hazardous substances and the health and safety of employees. Agencies responsible for enforcing Environmental Laws have authority to impose significant civil or criminal penalties for non-compliance. The Company believes it is currently in material compliance with all applicable requirements of Environmental Laws, but there can be no assurance that some future non-compliance will not result in the imposition of significant liabilities.

    Additionally, capital expenditures and operating costs associated with the Company's compliance with Environmental Laws may increase in the future if environmental laws become more stringent, are enforced more rigorously, or if the Company's operations were to change.

    Prior to, and in connection with, the acquisition of a facility or business, the Company endeavors to obtain indemnification from parties whom the Company believes to be able to support such indemnities. Further, the Company takes such actions as it deems warranted to establish the scope of any environmental issues that exist as of such purchase, as well as to project what potential environmental liabilities exist. Such actions include investigations by members of management of the Company of the records and facilities relating to the facility or business to be acquired, analysis of existing investigations, analyses and compliance work done by the sellers and commissioning its own studies, investigations or analyses.

    The Company monitors its various facilities and operations for compliance with Environmental Laws and exposure to environmental claims, including, where deemed necessary, the hiring of outside consultants to conduct surveys and tests. When presented with a potential violation or claim, the manager of the facility in question will, in coordination and consultation with management of the Company, endeavor to establish the scope and nature of the issue, and, if possible, resolve the issue without resort to litigation or formal proceedings. The Company also undertakes an analysis of the various indemnification obligations owed to it to ascertain which, if any, would apply, and the procedures to be followed to perfect its rights with respect to potential recoveries. Several members of management of the Company have experience in dealing with such issues and take a leading role in resolving issues that arise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     Roller Bearing Company of America, Inc.

                   Index to Consolidated Financial Statements

 Consolidated Financial Statements as of March 28, 1998 and March 29, 1997 and for each of the three years in the period ended March 28, 1998


Report of Independent Accountants - Arthur Andersen, LLP    F - 2
Report of Independent Accountants - Ernst & Young, LLP      F - 3
Consolidated Statement of Operations                        F - 4
Consolidated Balance Sheet                                  F - 5
Consolidated Statement of Cash Flows                        F - 6
Consolidated Statement of Stockholder's (Deficit)/Equity    F - 7
Notes to Consolidated Financial Statements                  F - 8 to F - 21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholder
Roller Bearing Company of America, Inc.

We have audited the accompanying consolidated balance sheet of Roller Bearing Company of America, Inc. (a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) as of March 28, 1998, and the related consolidated statements of operations, stockholder's (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roller Bearing Company of America, Inc. as of March 28, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                              /s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
June 12, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholder
Roller Bearing Company of America, Inc.

We have audited the accompanying consolidated balance sheet of Roller
Bearing Company of America, Inc. (a wholly-owned subsidiary of Roller Bearing Holding Company, Inc.) as of March 29, 1997 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the two years in the period ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roller Bearing Company of America, Inc. at March 29, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 29, 1997, in conformity with generally accepted accounting principles.

                               /s/ERNST & YOUNG, LLP

White Plains, New York
May 9, 1997

                    Roller Bearing Company of America, Inc.
                     Consolidated Statements of Operations
                             (dollars in thousands)


                                                                Fiscal Year Ended
                                                       ------------------------------------
                                                       March 28,     March 29,    March 30,
                                                         1998          1997        1996
                                                       ------------------------------------
Net sales                                             $ 136,009    $  93,427   $  82,233

Cost of sales                                            97,223       64,215      60,054
                                                       ------------------------------------

Gross margin                                             38,786       29,212      22,179

Operating expenses:
     Selling, general and administrative                 19,492       14,537      11,104
     Other expense, net of other income                   1,547        1,473       1,388
     Compensation related to warrants                     7,147         --          --
                                                       ------------------------------------
                                                         28,186       16,010      12,492

Operating income                                         10,600       13,202       9,687

Interest expense, net                                    11,761        5,338       6,165
                                                       ------------------------------------

(Loss) income before taxes and extraordinary charge      (1,161)       7,864       3,522

Income tax expense                                          131        3,224       1,700
                                                       ------------------------------------

(Loss) income before extraordinary charge                (1,292)       4,640       1,822

Extraordinary charge, net                                   625         --           995
                                                       ------------------------------------

Net (loss) income                                     $  (1,917)   $   4,640   $     827
                                                       ------------------------------------
                                                       ------------------------------------


See notes to consolidated financial statements.

                     Roller Bearing Company of America, Inc.
                           Consolidated Balance Sheets
                             (dollars in thousands)


                                                                              March 28,     March 29,
                                                                                1998          1997
                                                                              ---------     ---------
ASSETS
 Current assets:
  Cash                                                                       $  10,625    $     859
  Accounts receivable, net                                                      26,859       19,766
  Inventories                                                                   38,563       36,852
  Prepaid expenses and other current assets                                      1,996          764
                                                                              ---------     ---------
   Total current assets                                                         78,043       58,241
                                                                              ---------     ---------
  Property, plant and equipment, net of accumulated depreciation of
   $25,815 at March 1998, and $18,611 at March 1997                             45,237       40,098
  Restricted marketable securities                                               4,005        3,901
  Excess of cost over net assets acquired, net of accumulated amortization
   of $3,420 at March 1998, and $2,843 at March 1997                            19,334       19,911
  Deferred financing costs, net of accumulated amortization of $766 at
   March 1998, and $337 at March 1997                                            7,147        1,383
  Other assets                                                                   2,639          979
                                                                              ---------     ---------
   Total assets                                                              $ 156,405    $ 124,513
                                                                              ---------     ---------
                                                                              ---------     ---------
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

  Current liabilities:
   Accounts payable                                                          $  12,925    $   9,644
   Accrued expenses and other current liabilities                               14,827        7,136
   Current portion of long-term debt                                             1,490        2,500
   Obligations under capital leases, current portion                             1,585        1,325
                                                                              ---------     ---------
    Total current liabilities                                                   30,827       20,605

 Long term debt                                                                134,710       60,315

 Capital lease obligations, less current portion                                 2,115        3,141

 Other noncurrent liabilities                                                    3,675        3,080
                                                                              ---------     ---------
    Total liabilities                                                          171,327       87,141
                                                                              ---------     ---------
 Stockholder's (deficit) equity:
  Common stock - $.01 par value; 1,000 shares
   authorized; 100 shares issued and outstanding
   at March 1998, and at March 1997                                               --           --
  Additional paid-in capital                                                     6,600       35,831
  Retained (deficit) earnings                                                  (21,522)       1,541
                                                                              ---------     ---------
    Total stockholder's (deficit) equity                                       (14,922)      37,372
                                                                              ---------     ---------
    Total liabilities and stockholder's (deficit) equity                     $ 156,405    $ 124,513
                                                                              ---------     ---------
                                                                              ---------     ---------



                 See notes to consolidated financial statements.

                    Roller Bearing Company of America, Inc.
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                    Fiscal Year Ended
                                                                           -----------------------------------

                                                                           March 28,    March 29,    March 30,
                                                                             1998         1997         1996
                                                                           ---------    ---------    ---------
Cash flows from operating activities:
 Net (loss) income                                                       $  (1,917)   $   4,640    $     827
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Deferred income taxes                                                    (1,987)         934        2,104
   Depreciation                                                              7,137        5,348        4,954
   Compensation related to warrants                                          6,600         --           --
   Amortization of excess of cost over net assets acquired                     577          578          670
   Amortization of deferred financing costs                                    766          215          327
   Extraordinary charge, net                                                   625         --            995
   Changes in working capital, net of acquisition:
    (Increase) in accounts receivable                                       (6,622)      (1,219)      (1,532)
    (Increase) in inventories                                                  (46)      (1,118)      (3,064)
    (Increase) decrease in prepaid expenses & other current assets            (433)         416          167
    (Increase) decrease in other non current assets                            (38)         102          315
     Increase (decrease) in accounts payable                                 1,163        3,014         (507)
     Increase (decrease) in accrued expenses & other current liabilities     6,617          148       (2,249)
     Increase (decrease) in other non-current liabilities                      420         (358)      (1,572)
                                                                           ---------    ---------    ---------
    Net cash provided by operating activities                               12,862       12,700        1,435


Cash flows from investing activities:
 Purchase of property, plant & equipment, net                               (6,510)      (5,819)      (4,857)
 (Purchase) sale of restricted marketable securities, net                     (104)         263          208
 Acquisition of subsidiaries                                                (3,937)     (12,121)        --
                                                                           ---------    ---------    ---------
    Net cash used in investing activities                                  (10,551)     (17,677)      (4,649)

Cash flows from financing activities:

    Net (decrease) increase in revolving credit facility                   (24,627)       8,236       (4,225)
    Proceeds from long-term debt                                           126,000         --         29,300
    Payments of long-term debt                                             (27,488)        --        (29,812)
    Payments of bank term loan                                                (500)      (1,500)        --
    Principal payments on capital lease obligations                         (1,348)      (1,266)      (1,271)
    Capital contibution from parent                                           --           --         12,000
    Dividend paid to parent company                                        (56,977)        --         (1,000)
    Financing fees paid in connection with the Recapitalization             (7,605)        --         (1,412)
                                                                           ---------    ---------    ---------
     Net cash provided by financing activities                               7,455        5,470        3,580

     Net increase in cash                                                    9,766          493          366

Cash, at beginning of year                                                     859          366         --
                                                                           ---------    ---------    ---------
Cash, at end of year                                                     $  10,625    $     859    $     366
                                                                           ---------    ---------    ---------
                                                                           ---------    ---------    ---------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                            $   7,826    $   5,378    $   6,277
                                                                           ---------    ---------    ---------
                                                                           ---------    ---------    ---------
     Income taxes                                                        $   1,107    $     425    $     576
                                                                           ---------    ---------    ---------
                                                                           ---------    ---------    ---------



                 See notes to consolidated financial statements.

                    Roller Bearing Company of America, Inc.
           Consolidated Statements of Stockholders' (Deficit) Equity
                             (dollars in thousands)

                                                                   Retained
                                                      Additional   Earnings/   Minimum
                                            Common     Paid-in    Accumulated  Pension
                                            Stock      Capital    (Deficit)    Liability     Total
                                        -----------   ----------  -----------  ---------   --------
Balance at April 1, 1995                $      --     $ 23,831    $ (2,926)    $   (365)   $ 20,540
 Capital contribution from Parent              --       12,000        --           --        12,000
 Dividends paid to Parent                      --         --        (1,000)        --        (1,000)
 Minimum pension liability adjustment          --         --          --            365         365
 Net income                                    --         --           827         --           827
                                        -----------   ----------  -----------  ---------   --------
Balance at March 30, 1996                      --       35,831      (3,099)        --        32,732
 Net income                                    --         --         4,640         --         4,640
                                        -----------   ----------  -----------  ---------   --------
Balance at March 29, 1997                      --       35,831       1,541         --        37,372
 Dividend paid to Parent                       --      (35,831)    (21,146)        --       (56,977)
 Warrant grant                                 --        6,600        --           --         6,600
 Net loss                                                 --        (1,917)        --        (1,917)
                                        -----------   ----------  -----------  ---------   --------
Balance at March 28, 1998               $      --     $  6,600    $(21,522)    $   --      $(14,922)
                                        -----------   ----------  -----------  ---------   --------
                                        -----------   ----------  -----------  ---------   --------



                See notes to consolidated financial statements.

                     Roller Bearing Company of America, Inc.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)

1. Organization and Business

Roller Bearing Company of America, Inc., ("RBC" or the "Company") is a wholly owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). On March 31, 1992, Holdings acquired all of the outstanding shares of RBC pursuant to an Agreement and Plan of Reorganization. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price ($20,100) over the fair market value of the tangible net assets acquired by Holdings has been pushed down and recorded as excess of cost over net assets acquired by the Company, and includes the acquisitions below and additional acquisitions made in 1992 and 1993.

The Company manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are primarily domestic but widely dispersed geographically.

On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the "Recapitalization"). In connection with the Recapitalization, the Company issued the Senior Subordinated Notes and incurred the Term Loans described in
Note 5. The proceeds therefrom were utilized to pay a dividend to Holdings to finance the redemption of a substantial portion of its outstanding common stock, all of its outstanding preferred stock and certain outstanding warrants to purchase common stock, and to pay certain Recapitalization fees and expenses. This transaction was further financed from the proceeds of certain debt issued directly by Holdings. In addition, a new group of investors (who were not previously stockholders of Holdings) purchased shares of common stock and warrants to purchase common stock of Holdings, directly from certain stockholders of Holdings. The redemption of shares and warrants were treated by Holdings as a recapitalization transaction.

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

2. Acquisition of Wholly Owned Subsidiaries

In October 1996, Linear Precision Products ("LPP"), a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of a corporation that manufactures precision and ball bearings. The acquisition was accounted for under the purchase method of accounting. The purchase price (approximately $5,500) has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

In February 1997, RBC Nice Bearings, Inc. ("Nice"), a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of a corporation that manufacturers ground or semi-ground specialty and ball bearings. The acquisition was accounted for under the purchase method of accounting. The purchase price (approximately $7,500) has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

In August 1997, Bremen Bearings, Inc. ("Bremen"), a wholly-owned subsidiary of the Company, completed the acquisition of the Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The purchase was effective as of July 1, 1997. The acquisition was accounted for under the purchase method of accounting. The total cost through March 28, 1998 of $5,632 was subject to certain adjustments and subsequent conditions. Thus, the $3,937 investment in subsidiary consists of $3,640 paid at closing and $297 paid to date for post-closing related expenses. A deferred payment of $473, which was paid in December 1997 for the installation of certain equipment, has been classified as the purchase of property, plant and equipment. Additionally, accrued liabilities includes $1,222 for inventory and equipment which will be paid in August 1998. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

The results of operations of LPP, Nice and Bremen subsequent to the effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the sellers of LPP, Nice and Bremen, for the years ended March 28, 1998, March 29, 1997 and March 30, 1996, as if the acquisitions took place on April 1, 1995, are as follows (unaudited):


                                                       Fiscal Year Ended
                                             ----------------------------------
                                              March 28,    March 29,   March 30,
                                                1998         1997        1996
                                             ----------------------------------
Net sales                                    $ 139,881    $ 125,612   $ 121,121

(Loss) income before extraordinary charge    $  (1,038)   $   6,571   $   3,939

Net (loss) income                            $  (1,663)   $   6,571   $   3,939



3. Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC, and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), LPP, Nice and Bremen, as well as its Transport Dynamics ("TDC") and Heim ("Heim") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31.

Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

                         ---------------------------------------------
                            March 28, 1998             March 29, 1997
                         ---------------------------------------------
Raw material                $      2,139                 $    1,711
Work in process                   16,482                     17,170
Finished goods                    19,942                     17,971
                         ------------------       --------------------
Total inventories           $     38,563                 $   36,852
                         ------------------       --------------------


Property, Plant, and Equipment and Depreciation

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment, including equipment under capital leases, is provided for by the straight-line method over the estimated useful lives (3 to 31 years) of the respective assets or the lease term, if shorter. Amortization of assets under capital leases is reported with depreciation. The cost of equipment under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the lease.



Property, plant and equipment are summarized as follows:


                                             --------------------------------
                                             March 28, 1998   March 29, 1997
                                             --------------------------------
Land                                              $7,537         $7,537
Building                                           8,987          7,287

Machinery & equipment                             54,528         43,885
                                                 -------        -------
Total property, plant &
   equipment                                      71,052         58,709
Less:  accumulated depreciation                   25,815         18,611
Property, plant and equipment, net               $45,237        $40,098
                                                 -------        -------




Revenue Recognition and Concentration of Credit Risk

Revenue is recognized upon shipment of products. The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers financial condition, and bad debt losses have historically been within the Company's expectations.

Intangible Assets

The excess of purchase price over the fair market value of tangible net assets acquired is being amortized by the straight-line method over a 40-year period.

Deferred financing costs and related expenses are amortized by the effective interest method over the lives of the related credit agreements (5 to 23 years).

Income Taxes

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis.

Income taxes are recognized during the year in which transactions occur and enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The differences relate primarily to the timing of deductions for depreciation, goodwill amortization relating to the acquisition of operating divisions, basis differences arising from acquisition accounting, pension and retirement benefits, and various accrued and prepaid expenses. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences reverse.



Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment

Effective March 31, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.


4. Restricted Marketable Securities

Restricted marketable securities which are classified as available for sale consist of short-term investments of $4,005, and $3,901 at March 28, 1998 and March 29, 1997, respectively, which were purchased with proceeds from industrial development revenue bonds issued by the Company during fiscal 1995. The use of these investments is restricted primarily for capital expenditure requirements in accordance with the applicable loan agreement and, accordingly, are classified as long-term. These investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less, and are carried at market value, which approximates cost. Fixed maturities consist of U.S. Treasury Notes and are stated at amortized cost, which approximates market. Realized gains and losses on restricted marketable securities were not material, and interest income amounted to $185, $254 and $176 in fiscal 1998, 1997 and 1996, respectively.


At March 28, 1998, all restricted marketable securities were due in one year or less.


5. Debt

In connection with the financing of the Recapitalization disclosed in Note 1, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes"). The Notes pay interest semi-annually and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, as well as, earlier under certain conditions specified in the indenture (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the wholly-owned subsidiaries of the Company.

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summarized combined financial information of the subsidiary guarantors are as follows:


                             March 28,  March 29,
                              1998        1997
                             ---------  ---------
Balance Sheet Data

 Total current assets        $22,985   $17,730
 Noncurrent assets            21,061    16,417
                             ---------  ---------
  Total assets                44,046    34,147

 Total current liabilities    36,647    31,716
 Noncurrent liabilities          694     1,228
                             ---------  ---------
  Total liabilities           37,341    32,944
 Stockholder's equity        $ 6,705   $ 1,203
                             ---------  ---------



                                       March 28,    March 29,      March 30,
                                        1998          1997           1996
                                      ---------    ---------      ---------
Operating Results

 Net sales                            $ 54,935      $ 23,858      $ 14,641
 Gross margin                         $ 13,142      $  6,065      $  2,738
 Income before extraordinary charge   $  4,968      $  1,925      $    (90)
 Net income                           $  4,968      $  1,925      $   (446)


Total current liabilities shown above of the subsidiary guarantors includes intercompany liabilities of $25,936 and $28,312 as of March 28, 1998 and March 29, 1997, respectively. Income before extraordinary charge includes a charge for corporate overhead allocated from the Company of $1,040 in each fiscal year and a provision for income taxes of $3,453, $1,338 and $(64) in fiscal years 1998, 1997 and 1996, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). The interest rate on the Term Loan is based on LIBOR plus 2.5%. The applicable interest rate margin is determined on the first day of each fiscal period based on the Company's leverage ratio, as defined. The rate in effect at March 28, 1998 was 8.125%.

At March 28, 1998, $10,854 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds, described below. A letter of credit fee of 2.5% per annum payable quarterly in arrears is required on the outstanding amount of the letter of credit. As of March 28, 1998 the Company had the ability to borrow up to an additional $43,146 under the Revolving Credit Facility. There were no borrowings outstanding under this facility as of March 28, 1998. A commitment fee of 0.5% per annum payable quarterly in arrears is Grequired on the unused portion of the Revolving Credit Facility.

The Senior Credit Facilities are secured by substantially all of the Company's assets. Under the terms of the Senior Credit Facility, the Company is required to comply with various operational and financial covenants, including minimum EBITDA, minimum fixed charge coverage, total interest coverage and maximum leverage ratio.

In addition, the Senior Credit Facility places limitations on the Company's capital expenditures in any fiscal year, restricts its ability to pay dividends, requires the Company to obtain the lenders consent to certain acquisitions and contains mandatory prepayment provisions which include prepayments from the sale of the Company's stock and 50% of excess cash flow, as defined. The Company incurred approximately $7,605 of fees primarily related to costs associated with the issuance of the Notes as well as the Senior Credit Facilities. These costs have been capitalized as deferred financing costs and are being amortized over the terms of the Notes and Term Loans.

Proceeds from these borrowings were used to repay certain existing indebtedness as well as to pay a dividend to Holdings in order to consummate the Recapitalization described in Note 1.

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority which provides for borrowings up to $10,700 under two industrial development revenue bonds (the "Bonds" or "IRBs"). The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. As of March 28, 1998, $7,448 of the proceeds have been expended, and the remaining $4,005 (including accumulated interest of $753) is invested by the trustee in marketable securities. The Bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The letter of credit is equal to the aggregate principal amounts of the Bonds plus not less than thirty-five days' interest thereon, calculated at 15% per annum ($10,854). The Company's obligation to its lender is secured pursuant to the provisions of the Credit Facility.

The balances payable under all borrowing facilities are as follows:


                                                                                 March 28,   March 29,
                                                                                   1998       1997
                                                                                 ---------   ---------
Senior Subordinated Notes payable                                                 $110,000   $   --

Credit Facility
Term Loan , payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable monthly
and quarterly for prime and LIBOR-based elections, respectively                     15,500       --

Term Loan A, payable in quarterly installments of $250, commencing January 1,
1996, increasing annually thereafter to $1,500 from January 1, 2000 with final payment due October 1, 2000; bears interest at variable rates, payable monthly
and
quarterly for prime and LIBOR-based elections, respectively                           --       14,500

Term Loan B, payable in quarterly installments of $62.5 from January 1, 1996 to
October 1, 2000 and $1,506.25 from January 1, 2001 with final payment due
September 20, 2002; bears interest at variable rates, payable monthly and quarterly for prime and
LIBOR-based elections, respectively                                                   --       12,988

Revolving Credit Facility borrowings outstanding                                      --       24,627

Industrial Development Revenue Bonds
Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a
variable rate, payable monthly                                                       7,700      7,700

Series 1994 B due in annual installments of $240 beginning September 1, 1998 graduating to $420 on September 1, 2002 with final payment of $360 due on
September 1, 2006; bears interest at
a variable rate, payable monthly                                                     3,000      3,000
                                                                                  --------   --------

Total Debt                                                                         136,200     62,815

Less:  current portion                                                               1,490      2,500
                                                                                  --------   --------

Long term debt                                                                    $134,710   $ 60,315
                                                                                 ---------   ---------
                                                                                 ---------   ---------



Term Loans A and B were retired, and the Revolving Credit Facility was extinguished, in June 1997 as part of the Recapitalization.

Maturities of long-term debt during each of the following five fiscal years and thereafter are as follows:


           1999              $  1,490
           2000                 2,740
           2001                 4,240
           2002                 5,420
           2003                 3,170
           Thereafter         119,140
                             ---------
           Total             $136,200
                             ---------
                             ---------


6.  Obligations Under Capital Leases

Machinery and equipment additions under capital leases amounted to $582, $804 and $2,085 in fiscal 1998, 1997 and 1996, respectively. The average imputed rate of interest on these leases is 8.4%, 8.7% and 8.7% in fiscal year 1998, 1997 and 1996, respectively. The aggregate present value of future minimum lease payments under these leases at March 28, 1998 are as follows:


            1999           $  1,586
            2000                784
            2001                396
            2002                362
            2003                476
            2004                 96
                             ---------
            Total           $  3,700
                             ---------
                             ---------


7. Pension Plans

At March 28, 1998, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania and its Bremen subsidiary plant in Bremen, Indiana. Additionally, during 1998, the Company terminated a noncontributory defined benefit pension plan covering union employees in its RBC plant in West Trenton, New Jersey, effective May 31, 1997. The anticipated distribution of plan assets was $5.0 million, of which $3.2 million had been distributed through March 28, 1998. The remaining $1.8 million is currently considered sufficient to fund the remaining distributions.

The Company annually contributes to the plans an amount that is actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Plan assets are comprised primarily of U.S. government securities, corporate bonds, and stocks. The plans provide benefits of stated amounts based on an employee's years of service.

The funded status of the continuing union plans is as follows:


                                                           March 28,                 March 29,
                                                             1998                       1997
                                                  -------------------------   -----------------------
                                                  Underfunded    Overfunded   Underfunded  Overfunded
                                                  ---------------------------------------------------
Actuarial present value of benefit obligation:
Vested benefit obligation                         $    5,957     $   3,004     $  5,127     $  4,404
                                                  ---------------------------------------------------
                                                  ---------------------------------------------------
Accumulated benefit obligation                         5,965         3,077        5,128        4,434
                                                  ---------------------------------------------------
                                                  ---------------------------------------------------
Projected benefit obligation                           5,965         3,077        5,128        4,434
Plan assets at fair value                              5,458         4,408        5,000        4,738
                                                  ---------------------------------------------------
(Underfunded) overfunded status of the Plan             (507)        1,331         (128)         304
Unrecognized net gain                                   (269)         (141)        (530)        (360)
Unrecognized prior service cost (benefit)                241        (1,137)         270          76
                                                  ---------------------------------------------------
(Accrued) prepaid pension liability               $     (535)    $      53     $   (388)    $    20
                                                  ---------------------------------------------------
                                                  ---------------------------------------------------


Benefits under the union plans are not a function of employees' salaries, thus, the accumulated benefit obligation equals the projected benefit obligation.

The plans' pension expense for the fiscal years ended is as follows:


                                           ------------------------------------------------------------------
                                                  March 28, 1998        March 29, 1997        March 30, 1996
                                           ------------------------------------------------------------------
Service cost                                           $     277            $  291             $    264
Interest cost                                                507               680                  663
Actual return on plan assets                              (1,104)             (757)                (612)
Net amortization and deferrals                               415                41                   11
                                           ------------------------------------------------------------------
Total pension expense                                  $      94            $  255             $    326
                                           ------------------------------------------------------------------
                                           ------------------------------------------------------------------

The assumptions used in determining the funded status information were as follows:


                                                                      1998               1997                1996
                                                               ----------------------------------------------------------
Discount rate                                                         7.0%               7.5%                7.5%
Expected long-term rate of return on plan assets                      8.5%               8.5%                8.5%



The Company recognized a minimum pension liability of $18 and $0 at March 28, 1998 and March 29, 1997 respectively, for the union pension plans, which represents the excess of the accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset to the extent of previously unrecognized prior service cost ($18 and $0, at March 28, 1998 and March 29, 1997, respectively).

In addition, the Company has a salary reduction plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by participants through employee contributions and by Company contributions equal to a percentage of eligible employee compensation. Employer contributions under this plan amounted to $627, $386 and $394 in fiscal 1998, 1997 and 1996, respectively.

Effective September 1, 1996 the Company adopted a non-qualified supplemental retirement plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employees' annual salary, which vest in full after three years of service following the effective date of the SERP. Expenses in connection with the SERP were not material during 1998 or 1997.

8. Postretirement Health Care and Life Insurance Benefits

The Company offers certain postretirement health care and life insurance benefits to employees covered by collective bargaining contracts who retire after attaining specific age and service requirements. The Company adopted SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions in fiscal 1996 but had previously recorded the contractual liability in purchase accounting and as part of its decision to restructure certain operations; thus, the adoption of SFAS No. 106 had an immaterial effect on the Company's financial statements. SFAS No. 106 requires that the projected future cost of providing postretirement benefits be recognized as an expense when employees render service instead of when benefits are paid.

The Company, for the benefit of employees at its Heim, West Trenton, Nice and Bremen facilities, sponsors contributory defined benefit health care plans that provide postretirement medical benefits to union employees who have attained certain age and/or service requirements while employed by the Company. The plans are unfunded and costs are paid as incurred. Postretirement benefit obligations are included in "Other noncurrent liabilities" within the Consolidated Balance Sheets.


                                                                      As of
                                                             ---------------------
                                                             March 28,    March 29,
                                                              1998          1997
                                                             ---------------------
Accumulated postretirement benefit obligation:
 Retirees                                                    $1,214       $  871
 Eligible active participants                                   676          300
 Other active participants                                      733          246
Unrecognized net actuarial gain                                 451          953
Unrecognized prior service cost                                 602          710
                                                             --------     -------
Accrued postretirement benefit obligation                    $3,676       $3,080
                                                             --------     -------
                                                             --------     -------



The net periodic postretirement benefit cost for the fiscal years ended, as follows:



                                                   Fiscal Year Ended
                                            --------------------------------
                                            March 28,   March 29,  March 30,
                                             1998         1997       1996
                                            --------------------------------
         Service cost                       $  60       $  15      $   28
         Interest cost                        165         127         229
         Prior service cost amortization     (155)       (108)        (18)
                                            --------------------------------
                                            $  70       $  34       $ 239
                                            --------------------------------
                                            --------------------------------


The Company has contractually capped its liability for certain groups of future retirees. As a result, there is no health care trend associated with these groups. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 1.2% for these plans; the annual service and interest cost components in the aggregate would not be materially affected. The discount rate used in determining the accumulated postretirement benefit obligation for the plans was 7.0% for fiscal 1998 and 7.5% for fiscal 1997 and 1996.

9. Income Taxes

The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:


                                                                            Fiscal Year Ended
                                                            -----------------------------------------------------
                                                             March 28, 1998    March 29, 1997   March 30, 1996
                                                            -----------------------------------------------------
    Federal statutory tax rate                                   (34.0%)            34.0%             34.0%
    State income taxes - net federal tax benefit                  23.7%              5.0%              6.9%
    Amortization of goodwill                                      16.0%              1.5%              6.3%
    Other non-deductible expenses                                  5.6%              0.5%              1.1%
                                                            -----------------------------------------------------
     Effective tax rate                                           11.3%             41.0%             48.3%
                                                            -----------------------------------------------------



The income tax provision, excluding the tax benefit on extraordinary charges consisted of:


                           Fiscal Year Ended
              ---------------------------------------
                   March 28,    March 29,   March 30,
                    1998         1997        1996
              ---------------------------------------
Current:
 Federal      $    2,429    $    1,351    $     (404)
 State               579           939            --
              ---------------------------------------
                   3,008         2,290          (404)
Deferred          (2,877)          934         2,104
              ---------------------------------------
Total         $      131    $    3,224    $    1,700
              ---------------------------------------
              ---------------------------------------


The net deferred tax asset consists of the following:


                                                March 28,           March 29,
                                                  1998             1997
                                            -----------------------------------
Alternative minimum tax carryforward          $   1,984        $   3,138
Postretirement benefits                           1,131            1,347
Employee compensation accruals                    3,223              980
Property, plant and equipment                    (2,624)          (3,030)
Amortizable excess purchase price                  (362)            (362)
Other, net                                           22           (1,120)
                                            -----------------------------------
Net deferred tax asset                         $  3,374         $    953
                                            -----------------------------------
                                            -----------------------------------



In both 1998 and 1997, a component of the increase in deferred tax assets was related to the recording of certain liabilities in connection with purchase accounting.

10. Stockholder's Equity

The Company has 100 shares of Common Stock par value $.01 per share outstanding, all of which is owned by Holdings.

All issuances and redemptions of equity by Holdings are shown on the financial statements of the Company as dividends paid to and capital contributions from Holdings.

A summary of the status of the Company's warrants and stock options outstanding as of March 28, 1998, March 29, 1997 and March 30, 1996, (including activity other than related to compensation) and changes during the years ending on those dates is presented below:


                                                  Number
                                                of Class A
                                               Common Share
                                             Warrants/Options
                                             -----------------
Outstanding, April 1, 1995                        19,152
Awarded fiscal 1996                                  500
                                                  -------
Outstanding, March 30, 1996                       19,652
Awarded fiscal 1997                                  150
Redeemed 1997                                       (350)
                                                  -------
Outstanding, March 29, 1997                       19,452
Awarded Warrants fiscal 1998                         200
Awarded Options fiscal 1998                        1,728
Issued in connection with the Recapitalization     7,163
Redeemed fiscal 1998                              (2,088)
Repurchased by Holdings in fiscal 1998            (1,713)
Exchanged for Class B Warrants  in fiscal 1998    (8,827)
                                                  -------
Outstanding, March 28, 1998                       15,915
                                                  -------
                                                  -------


                                                       Number
                                                   of Supervoting
                                                       Class B
                                                       Common
                                                    Share Warrants
                                                   ---------------
Outstanding, March 29, 1997                                 0
Awarded in exchange for Class A Warrants                8,827
Awarded in fiscal 1998                                  1,250
                                                       -------
Outstanding, March 28, 1998                            10,077
                                                       -------
                                                       -------


In connection with the Recapitalization, as described in Note 1, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock, par value $.01 per share, of Holdings at an exercise price of $514 per share to Dr. Hartnett. In addition, a new group of investors (who were not previously stockholders of Holdings) were issued 6,731 warrants to purchase Class A Common Stock of Holdings. On February 9, 1998, an additional 432 warrants were issued to this new group of investors in respect of an anti-dilution protection pursuant to issuance of options under the stock option plan.

Stock Based Compensation

Management participates in Holdings' stock compensation plan. Holdings has issued warrants to purchase shares of Class B Supervoting Common Stock to Dr. Hartnett. All other warrants and options are to purchase Class A common stock. Warrants and options issued to the Company's management as compensation become vested and are exercisable in one-third annual increments commencing on the date of award.

In June 1997, the terms of certain warrants held by the Company's management were altered. A total of 7,024 options to purchase Class A Common Stock, which would otherwise have expired in 2002, were extended to expire on June 23, 2007. Additionally, 8,827 warrants to purchase Class A Common Stock held by Dr. Hartnett were converted into 8,827 warrants to purchase Class B Common Stock. These Class B Common Stock Warrants were extended to expire on June 23, 2007. In connection with these transactions, compensation cost of $6.6 million arose which has been recorded as operating expense.

On February 9, 1998, the Company issued 1,728 options to acquire Class A Common Stock to management. The term of the options are 10 years and they are exercisable at $514 per share.

The following table summarizes information about compensation related stock option and warrants outstanding at March 28, 1998:


                      Options Outstanding                                 Options Exercisable
    -----------------------------------------------------    -------------------------------------------
    Exercise Price        Options        Weighted Average    Options Exercisable       Weighted Average
                        Outstanding      Contractual Life                               Exercise Price
    -----------------------------------------------------------------------------------------------------
Class A
         $100             7,024              10 years              6,739                  $100
         $514             1,728              10 years                 50                  $514

Class B
      $77 - $100          8,827              10 years              8,827                  $ 77



During 1997, the Company adopted the disclosure provision for SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes warrant pricing model with the following weighted-average assumptions: risk free interest rate used is 6.2% in fiscal 1998 and 6.0% for fiscal 1997 and 1996; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .44% and a weighted-average expected life of the warrants of three years.

The Black-Scholes warrant valuation model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Holdings warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value, estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

The pro forma effect on the Company's fiscal 1998, 1997 and 1996 operations is as follows:


                        Net Income
              -----------------------------
                1998       1997      1996
              -----------------------------
As Reported   $(1,917)   $ 4,640   $   827

Pro Forma     $(2,147)   $ 4,554   $   826



11. Commitments and Contingencies

The Company leases factory facilities under non-cancelable operating leases, which expire on various dates through March 2001 with rental expense aggregating $561, $500 and $916 in fiscal 1998, 1997 and 1996, respectively. The Company purchased one of these facilities in March 1996 for approximately $2,500. In May 1996, the Company purchased another of the formerly leased factory facilities for $2,100.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates through March 2002. Rental expense for 1998, 1997 and 1996 aggregated $395, $652 and $711, respectively.

The aggregate future minimum lease payments under leases are as follows:

                         1999          $   886
                         2000              852
                         2001              489
                         2002              139
                         Thereafter         32
                                       --------
                          Total        $ 2,398
                                       --------
                                       --------


The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial statements of the Company.

Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the
"IRSA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the Company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. In 1997, the Company's Recapitalization required an additional CTA investigation of the Fairfield facility. The Company's 1997 CTA investigation found that residual soil and groundwater contamination attributable to the prior owner's operations continued to be present at the facility. In February 1998, the Company submitted these findings to the Connecticut regulatory authorities. While the Company believes that its total investigation and cleanup costs will not exceed $50,000 (including attorney's fees), and that its findings will not result in any further investigation or remediation obligations, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $50,000 estimate. To date, all costs incurred in connection with the Company's 1996 and 1997 CTA investigations and remediation activities have been satisfied out of current operations of the Company and are expensed as incurred.

    The Company's Recapitalization in 1997 also triggered ISRA obligations at its West Trenton facility, obligating the Company to investigate all possible past hazardous substance releases, and to cleanup any resulting contamination, at that facility. Under ISRA, investigation requirements for facilities that are currently being remediated pursuant to an earlier ISRA-triggering transaction may be merged into that ongoing ISRA investigation. In this case, the West Trenton facility has been the subject of an ongoing ISRA (and its predecessor statute) groundwater investigation and remediation by the facility's prior owner since the Company's acquisition of the facility in 1987. Accordingly, the New Jersey regulatory authorities have informed the Company that its ISRA obligations triggered by the 1997 Recapitalization are being satisfied by the prior owner's ongoing ISRA investigation and remediation. That investigation has not found any additional contamination that would require remediation beyond that which continues to be performed by the facility's prior owner.


There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material. The Company currently maintains insurance coverage for product liability claims. The Company is subject to various federal, state and local environmental laws, ordinances and regulations. The Company believes it is currently in substantial compliance with all applicable requirements of environmental laws. State agencies are currently overseeing investigation and/or remediation activities at various Company facilities. In addition, the previous owners of certain facilities are undertaking cleanup and limited remediation in each case in fulfillment of certain indemnification obligations.

12. Other Expense, Net of Other Income

Other expense, net of other income is comprised of the following:


                                      ----------------------------------
                                             Fiscal Year Ended
                                      ----------------------------------
                                      March 28,    March 29,   March 30,
                                        1998         1997       1996
                                      ----------------------------------
Additional compensation expense      $      652     $  --      $  --
 related to the Recapitalization
Amortization of goodwill and
 certain intangible assets                  577        578        670
Management consulting fees                  108        429        400
Royalty income                              (85)       (83)      (192)
Legal settlements                           295         --         --
Other expense                               --          49         85
Pension termination                         --         500         --
Environmental remediation                   --          --        425
                                      ----------------------------------
                                     $    1,547    $ 1,473    $ 1,388
                                      ----------------------------------
                                      ----------------------------------


13. Extraordinary Charge

The extraordinary charge for the year ended March 28, 1998 resulted from the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization. The extraordinary charge was $1,059 and is reflected net of the related tax benefit of $434.

The extraordinary charge in fiscal 1996 resulted from the write-off of unamortized deferred financing costs in connection with the Company's early extinguishment of debt. The extraordinary charge was $1,687 and is reflected net of the related income tax benefit of $692.

14. Subsequent Event

   On June 3, 1998, Miller, a wholly-owned subsidiary of the Company, completed the acquisition of the assets of Miller Bearing Company, Inc. ("MBC"), a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was approximately $11.1 million. The acquisition will be accounted for as a purchase, resulting in approximately $2.1 million allocable to tangible assets and $9 million of excess of purchase price over net assets acquired. Operations of MBC for March, 1998 were not material to the consolidated financial results of the Company.

Summary financial information for MBC for the three years ended March 28, 1998 is as follows (unaudited):


                         For the Year Ended
                  --------------------------------
                  March 28,   March 29,  March 30,
                    1998       1997       1996
                  --------------------------------
Net Sales          $9,001     $8,363     $7,260
Gross Margin       $2,379     $2,253     $1,914
Operating Income   $1,326     $1,303     $1,063
Net Income         $1,214     $1,187     $  913



The above information reflects the historical results of Miller, net of depreciation, and is not a pro forma representation which would adjust for the assimilation of Miller into the Company's financial reporting procedures.

                     Roller Bearing Company of America, Inc.
                   Quarterly Results of Operations (Unaudited)

Year Ended March 28, 1998:

                               Q1           Q2          Q3            Q4             FY
                            ----------------------------------------------------------------
Net sales                   $ 28,662     $ 32,309    $ 34,282      $ 40,756       $ 136,009
Operating income            $  3,458     $  4,689    $  4,437      $ (1,984)      $  10,600
Income before
 extraordinary charge       $ 1,106      $    813    $    584      $ (3,795)      $  (1,292)
Net income (loss)           $   481      $    813    $    584      $ (3,795)      $  (1,917)


Year Ended March 29, 1997:



                              Q1            Q2          Q3             Q4            FY
                            ----------------------------------------------------------------
Net sales                   $ 21,120     $ 20,847     $ 21,960     $ 29,500       $ 93,427
Operating income            $  3,067     $  2,593     $  2,709     $  4,833       $ 13,202
Income before
   extraordinary charge     $  1,010     $    708     $    762     $  2,160       $  4,640
Net income                  $  1,010     $    708     $    762     $  2,160       $  4,640



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    On June 23, 1997, management of the Company determined that the Company's independent auditors for the fiscal year commencing March 30, 1997 would be Arthur Andersen, LLP, and accordingly, dismissed Ernst & Young LLP ("E&Y") as of such date. The reports prepared by E&Y for fiscal years 1996 and 1997 contained no adverse opinion or disclaimer of opinion, nor were either of such reports qualified as to uncertainty, audit scope or accounting principles. During fiscal years 1996 and 1997, and for the period from March 29, 1997 through June 23, 1997, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of E&Y, would have caused E&Y to make a reference to the subject matter of such disagreement in connection with its reports.

                                    PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of Holdings, the Company and the Company's subsidiaries. Each director is elected for a one year term or until such person's successor is duly elected and qualified.


Name                        Age                        Position
----                        ---                        --------
Dr. Michael Hartnett         52       Chairman, President and Chief Executive Officer
                                      of Holdings and the Company, Chairman and
                                      President of ITB, President of Nice and LLP,
                                      Director of the Company, ITB, Nice, LLP and
                                      Bremen

Anthony S. Cavalieri         51       Vice  President and Chief Financial Officer of
                                      Holdings and the Company, Chief Financial
                                      Officer of ITB, Nice, LLP and Bremen

Michael S. Gostomski         47       Executive Vice President, Mergers and
                                      Acquisitions of Holdings, the Company, ITB,
                                      Nice and LLP, Executive Vice President of
                                      Bremen, Secretary of Nice, LLP and Bremen

Frederick L. Morlok          57       Vice President, Marketing and Sales of
                                      Holdings and the Company

Richard J. Edwards           42       Vice President of Holdings and the Company,
                                      General Manager of the RBC division

Christopher Thomas           43       Vice President, Business Development of
                                      Holdings and the Company

Edward J. Trainer            56       Secretary of Holdings, the Company and ITB


Kurt B. Larsen               34       Director of Holdings and the Company


William E. Myers, Jr.        38       Director of Holdings and the Company

Mitchell I. Quain            46       Director of Holdings and the Company

Stephen A. Kaplan            38       Director of Holdings and the Company


Dr. Michael J. Hartnett has been president and Chief Executive Officer of the Company since April 1992 and Chairman since June 1993. Prior to that, Dr. Hartnett served as Vice President and General Manager of ITB from 1990, following eighteen years at Torrington Company, one of the three largest bearings manufacturers in the United States. While at Torrington, Dr. Hartnett held the position of Vice President and General Manager of the Aerospace Business Unit and was, prior to that, Vice President of the Research and Development Division. Dr. Hartnett holds an undergraduate degree from University of New Haven, a Masters degree from Worcester Polytechnic Institute, and a Ph.D. in Applied Mechanics from the University of Connecticut. Dr. Hartnett has also developed numerous patents, authored more than two dozen technical papers and is well known for his contributions to the field of Tribology (the study of friction). Dr. Hartnett currently serves as a director of Aftermarket Technology Company, a publicly-held company in the business of re-manufacturing aftermarket components for automobiles.

Anthony S. Cavalieri joined the Company in July 1996. From August 1990 to November 1995 he was Vice President and Chief Financial Officer of Duro-Test Corporation, a medium sized lighting products manufacturer. From December 1995 through June 1996, Mr. Cavalieri provided management and financial consulting services to various entities. Prior to that he was a controller at the Mennen Company and before that on the audit staff of Price Waterhouse, LLP. Mr. Cavalieri holds a B.S. in Accounting from St. John's University and an M.B.A. from Fordham University. He is also a certified public accountant as well as a certified management accountant, certified internal auditor and certified in production and inventory management.

Michael S. Gostomski joined the Company in September 1993 as its Senior Vice President. In July of 1996, he was named Executive Vice President, Mergers and Acquisitions. From January 1991 through August 1993, he served as President and Chief Executive Officer for Transnational Industries, a publicly held manufacturer of components for commercial and military aircraft. Mr. Gostomski holds a B.S. in Accounting and an M.B.A. in Finance from the University of Connecticut. He is also a certified public accountant. Mr. Gostomski currently serves as director of a number of publicly held companies, including Transnational Industries, Seatak, a publicly held manufacturer of small tools for the electronics industry, Protopak Corporation, a packaging equipment manufacturer and New Jersey Steel, a specialty steel manufacturer.

Frederick L. Morlok joined the Company in 1987 as Vice President, Marketing and Sales. Prior to that he spent twenty-four years at Torrington where he served in various sales and marketing positions including District Sales Manager, Product Manager of Machined Race Products and Business Manager, Strategic Technology Unit. He holds a B.S. in Management Engineering, Mechanical Engineering Option and an M.B.A. from Rensselaer Polytechnic Institute.

Richard J. Edwards joined the Company as Manufacturing Manager in the Hartsville, South Carolina facility in 1990 and was named Vice President and General Manager of the RBC division in 1996. Prior to joining the Company, he spent six years with Torrington as Material Manager and Plant Superintendent in their Tyger River plant.

Christopher Thomas joined the Company in October 1997 as Vice President, Business Development. From March 1997 through October 1997, he served as Business Manager of the Needle Bearing Division of Torrington, a manufacturer of needle bearings. Mr. Thomas served as a Managing Director of NasTech Europe, Ltd., a joint venture between Torrington and Nippo Seiko, a Japanese bearing and automotive component manufacturer from April 1995 until March 1997. Prior to that, Mr. Thomas was the Chairman of the Joint Task Force for the formation of NasTech Europe Ltd from June 1994 until March 1995. From May 1990 through June 1994, Mr. Thomas served as the business Manager of Precision Components, a division of Torrington. Mr. Thomas received a B.S. degree in Mechanical Engineering from Worcester Polytechnic Institute and an M.B.A. from the University of Michigan.

Edward J. Trainer has been employed by the Company since 1967. He served from 1987 to January 1995 as Vice President of Human Resources and has served as Director of International Sales since January 1995. Mr. Trainer was named Secretary of the Company in 1993.

Kurt B. Larsen joined the Company in March 1992 and served as Vice President and Secretary until January 1997. He served as a Director of the Company from March 1992 to January 1997 and from June 1997 to the present. From February 1990 to January 1997, he served as a principal of Aurora, a leveraged buy-out firm, where he oversaw and executed investments in several companies. He also serves as Chairman of Enrich International, Inc., a privately-held company which manufactures and distributes nutritional supplements, and has been a principal investor and partner in Hunter Capital, an investment bank, since February 1997.

William E. Myers, Jr. served as a Director of the Company from March 1992 to May 1997 and from June 1997 to the present. From November 1989 through April 1998 he was the Chairman and Chief Executive Officer of W.E. Myers & Company, a leading merchant bank which specialized in industry consolidation. Since April 1998, Mr. Myers has been employed as the Chairman and Chief Executive Officer of Consolidation Partners which is engaged in consolidating various manufacturers of components.

Mitchell I. Quain joined the Company as a Director in June 1997. Since May 1997 he has served as an Executive Vice President and member of the Board of Directors of Furman Selz, LLC, an investment banking and brokerage company. From June 1975 to May 1997 he served as a Managing Director of Schroeder Wertheim & Company, an investment banking company. He also serves on the Board of Directors of a number of publicly-held companies, including Allied Products Corporation, a diversified manufacturing company, DeCrane Aircraft Holdings, Inc., an aircraft supply company, Mechanical Dynamics, Inc., a software company, and Strategic Distribution, Inc., a company in the business of industrial distribution.

Stephen A. Kaplan joined the Company as a Director in June 1997. He is also a Principal of Oaktree Capital Management, LLC ("Oaktree"), the general partner of the Oaktree Fund, one of the purchasers of the Discount Debentures. Prior to joining Oaktree in June 1995, he was a managing director of Trust Company of the West ("TCW"). Prior to joining TCW in 1993, he was a partner in the law firm of Gibson, Dunn & Crutcher. He serves as a director of a number of publicly-held companies, including KinderCare Learning Centers, Inc., which provides child care and pre-school educational services, Acorn Products, Inc., a manufacturer of lawn and garden tools, Chief Auto Parts, Inc. an auto parts and accessories retail chain and GeoLogistics Corporation, one of the largest non asset based global logistics providers headquartered in North America.

The Boards of Directors of Holdings and the Company currently consist of Dr. Hartnett and Messrs. Kaplan, Larsen, Myers and Quain. Dr. Hartnett is the sole director of ITB, Nice and LPP. Pursuant to the Stockholders Agreement (as defined herein), the Oaktree Fund has the right to designate one member of the board of directors of Holdings and the Company. Mr. Kaplan is the designee of the Oaktree Fund. See "Certain Relationships and Related Transactions."

Members of the Boards of Directors of Holdings and the Company currently do not receive any compensation for their service as directors but are reimbursed by the Company for any expenses incurred in attending meetings of the Boards or otherwise performing their duties for the Company and Holdings.

     Item 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company in fiscal years 1996, 1997 and 1998 to Dr. Hartnett, its Chairman, President and Chief Executive Officer, and the next four highly paid executive officers of the Company (the "Named Executive Officers").

                           Summary Compensation Table



                                                                                Long Term          All Other
                              Annual Compensation                              Compensation       Compensation
                              --------------------                          -------------------   ------------
                              Fiscal                                            Other Annual        Security
Names & Principal Position     Year         Salary                Bonus         Compensation   Underlying Options
---------------------------   ------    -----------------     ------------    --------------   ------------------
Dr. Michael J. Hartnett,
Chairman, President and
Chief Executive Officer        1998     $461,250 (a)(b)                        $ 1,545,117(d)         1,250(e)        $  546,787(f)
                               1997     $305,000 (a)(b)(c)    $  287,167(g)    $    39,466(h)
                               1996     $305,000 (a)(b)       $  110,000(i)    $    11,962(j)

Michael S. Gostomski,
Executive Vice President,
Mergers & Acquisitions         1998     $159,500 (b)          $  100,000(k)    $   13,256(l)                          $        0(z)
                               1997     $159,500 (b)          $  150,000(m)    $    6,840(n)
                               1996     $159,500 (b)          $   86,000(i)    $   14,327(o)

Anthony S. Cavalieri
Vice President and Chief
Financial Officer              1998     $141,750 (b)(c)       $   70,000(k)    $   16,371(p)            250(q)
                               1997     $ 95,268 (b)(c)       $     --         $    4,762(r)
                               1996        N/A                      N/A             N/A

Frederick Morlok
Vice President, Marketing
and Sales                      1998     $165,000 (b)(c)       $   45,000(k)    $   13,820(s)                          $       0(z)
                               1997     $165,000 (b)(c)       $   50,000(m)    $   14,102(t)
                               1996     $159,167 (b)          $   75,000(i)    $   12,709(u)            250(y)

Richard J. Edwards             1998     $130,378(b)(c)        $   50,000(k)    $   13,291(v)            100(aa)
Vice President                 1997     $120,333(b)(c)        $   30,000(m)    $  124,031(w)
and General Manager,           1996     $111,750(b)           $   51,625(i)    $    1,696(x)            250(y)
RBC Division
-----------------------------------------------------------------------------------------------------------------------------------


----------
(a) Includes $30,000 and $30,000 of compensation deferred by Dr. Hartnett in fiscal year 1997 and 1996 respectively.

----------

(b) Includes amounts deferred by the executive pursuant to the Company's 401(K) Plan (as defined herein).

(c) Includes amounts deferred by the executive pursuant to the Company's SERP (as defined herein).

(d) Consists of the $1 million Hartnett Fee and to $500,000 Hartnett Loan, paid and advanced in connection with the Recapitalization. Also includes (i) $4,587 contributed by the Company to Dr. Hartnett's 401(k) Plan account,
     (ii) $28,542 contributed by the Company to Dr. Hartnett's SERP account and
     (iii) $11,988 paid by the company to lease a car for Dr. Hartnett's use

(e) Consists of warrants to purchase Class B Common Stock issued in connection with the Recapitalization. Does not include the amendment of warrants owned by Dr. Hartnett to provide that they become exercisable for shares of Class B Common Stock or the restating of warrants to, among other things, extend the exercise period thereof to June, 2007.

(f) Amounts paid to Dr. Hartnett in connection with the redemption by Holdings of warrants to purchase 1,250 shares of Class A Common Stock at an exercise price of $76.77 per share. Such warrants were purchased for $437.23 (the fair market value of the Class A Common Stock as of the date of purchase ($514) less the exercise price thereof) per share underlying such warrants. Holdings subsequently issued to Dr. Hartnett, warrants to purchase 1,250 shares of Class B Common Stock at an exercise price of $514 per share. Does not include $172,290.03 paid by Holdings to Dr. Hartnett for redemption of certain shares of Preferred Stock in connection with the Recapitalization.

(g)  Bonus earned in fiscal 1996 and paid in fiscal 1997.

(h) Consists of (i) $5,313 contributed by the Company to Dr. Hartnett's 401(k) Plan account, (ii) $28,104 contributed by the Company to Dr. Hartnett's SERP account and (iii) $6,049 paid by the company to lease a car for Dr. Hartnett's use.

(i) Bonus earned in fiscal 1995 and paid in fiscal 1996. Bonus for fiscal 1996 is reflected in fiscal 1997.

(j) Consists of (i) $4,104 contributed by the company to Dr. Hartnett's 401(k) Plan account and (ii) $7,858 paid by the company to lease a car for Dr. Hartnett's use.

(k) Bonus earned in fiscal 1997 and paid in fiscal 1998. Bonus for fiscal 1998 will be paid in fiscal 1999.

(l) Consists of (i) $5,016 contributed by the Company to Mr. Gostomski's 401(k) Plan account and (ii) $8,240 paid by the Company to lease a car for Mr. Gostomski's use.

(m) Bonus earned in fiscal 1996 and paid in fiscal 1997. Bonus for fiscal 1997 is reflected in fiscal 1998.

(n) Consists of (i) $3,627 contributed by the Company to Mr. Gostomski's 401(k) Plan account and (ii) $3,213 paid by the Company to lease a car for Mr. Gostomski's use.

(o) Consists of (i) $4,278 contributed by the Company to Mr. Gostomski's 401(k) Plan account and (ii) $10,049 paid by the Company to lease a car for Mr. Gostomski's use.

(p) Consists of (i) $4,444 contributed by the Company to Mr. Cavalieri's 401(k) Plan account (iii) $7,391 contributed by the Company to Mr. Cavalieri's SERP account and (iii) $4,536 paid by the Company to lease a car for Mr. Cavalieri's use.

(q) Options granted under the Stock Option Plan (as defined herein). Options with respect to 100 of such shares are exercisable as of the date hereof.

(r) Consists of (i)$350 contributed by the Company to Mr. Cavalieri's 401(k) Plan account (ii)$817 contributed by the Company to Mr. Cavalieri's SERP account and (iii) $3,595 paid by the Company to lease a car for Mr. Cavalieri's use.

(s) Consists of (I) $4,838 contributed by the Company to Mr. Morlok's 401(k) Plan account (ii) $4,725 contributed by the Company to Mr. Morlok's SERP account and (iii) $4,257 paid by the Company to lease a car for Mr.

----------

     Morlok's use.

(t) Consists of (i) $2,813 contributed by the Company to Mr. Morlok's 401(k) Plan account, (ii) $2,987 contributed by the Company to Mr. Morlok's SERP account and (iii) $8,302 paid by the Company to lease a car for Mr. Morlok's use.

(u) Consists of (i) $4,021 contributed by the Company to Mr. Morlok's 401(k) Plan account and (ii) $8,688 paid by the Company to lease a car for Mr. Morlok's use.

(v) Consists of (i) $4,422 contributed by the Company to Mr. Edward's 401(k) Plan account (ii) $3,225 contributed by the Company to Mr. Edward's SERP account and (iii) $5,644 paid by the Company to lease a car for Mr. Edward's use.

(w) Consists of (i) $119,700 realized upon the exercise of 350 warrants to purchase Class A Common Stock at $100 per share, which shares were immediately purchased by Holdings for $442 per share, (ii) $2,255 contributed by the Company to Mr. Edwards' 401(k) Plan account and (iii) $2,076 contributed by the Company to Mr. Edwards' SERP account.

(x)  Contributed by the Company to Mr. Edwards' 401(k) Plan account.

(y) Represents warrants to purchase Class A Common Stock at an exercise price of $100 per share granted on March 30, 1996.

(z) Does not include $423,751 and $48,804 paid by Holdings to Mr. Morlok and Mr. Gostomski, respectively, for redemption of certain shares of Preferred Stock in connection with the Recapitalization.

(aa) Options granted under the Stock Option Plan Options with respect to 33.33 of such shares are exercisable as of the date hereof.

Option Grants in Fiscal 1998

   The following information is furnished for the fiscal year ended March 28, 1998 with respect to the Named Executive Officers of the Company for stock options granted during such fiscal year.

                      Option Grants in Last Fiscal Year (a)
                                Individual Grants



                                                                                                    Potential Realizable Value
                                                                                                    at Assumed Annual Rates of
                                                                                                     Stock Price Appreciation
                                                                                                          for Option Term
                            Number of           % of Total
                           Securities            Options
                           Underlying           Granted to         Exercise
                         Options Granted   Employees in Fiscal       Price       Expiration Date
         Name                                      Year           ($/share)                              5%($)         10%($)
----------------------- ------------------ --------------------- ------------- -------------------- ------------ ---------------
Dr. Michael J. Hartnett     1,250 (b)             41.98%             $514         June 23, 2007        $404,063      $1,023,975
Anthony S. Cavalieri          150 (c)             5.04%              $514         February 18, 2008     $48,487      $ 122,827
Richard Edwards               100 (d)             3.36%              $514         February 18, 2008     $32,325      $  81,918


----------

(a) Does not include the amendment of certain warrants held by the Named Executive Officers to, among other things, extend the period during which such warrants may be exercised, which may, for financial reporting purposes, be deemed to be the issuance of new warrants.

(b) Consists of warrants to purchase Class B Common Stock. Does not include the amendment of certain warrants held by Dr. Hartnett to provide that they be exercisable for shares of Class B Common Stock instead of Class A Common Stock.

(c) Consists of options granted under the Stock Option Plan. Options with respect to 50 of such shares are not exercisable as of the date hereof.

(d) Consists of options granted under the Stock Option Plan. Options with respect to 66.67 of such shares are not exercisable as of the date hereof.


Aggregate Option and Warrant Exercises in Fiscal 1998 and Year-End Option and Warrant Values

The following information is furnished for the fiscal ended March 28, 1998 with respect to the Named Executive Officers of the Company for the unexercised stock options and warrantss at March 28, 1998.

                OPTION AND WARRANT EXERCISES DURING FISCAL 1998
                 AND FISCAL YEAR-END OPTION AND WARRANT VALUES

                                                                                  NUMBER OF
                                                                                 SECURITIES           VALUE OF
                                                                                 UNDERLYING          UNEXERCISED
                                                                                 UNEXERCISED        IN-THE-MONEY
                                                  SHARES                         WARRANTS AT         WARRANTS AT
                                                 ACQUIRED                      MARCH 29, 1997      MARCH 29, 1997
                                                    ON                          EXERCISABLE/        EXERCISABLE/
NAME                                             EXERCISE    VALUE REALIZED     UNEXERCISABLE     UNEXERCISABLE (A)
----------------------------------------------  -----------  --------------  -------------------  -----------------
Dr. Michael J. Hartnett.......................       1,250(b)  $546,537.50        10,077/0          $3,857,281.10/0
Michael S. Gostomski..........................         350(c)  $144,900              0/0            $           0/0
Frederick L. Morlok...........................       2,125(d)  $879,750              0/0            $           0/0
Anthony S. Cavalieri..........................           0     $      0            50/100           $           0/0
Richard J. Edwards............................           0     $      0           1,100/0           $     455,400/0

------------------------

(a) Based upon a per share price of $514.00.

(b) In connection with the Recapitalization, Holdings purchased such warrants for $437.23 per share of Holdings Common Stock underlying such warrants ($514 per share less the $76.77 exercise price of such warrants) and issued to Dr. Hartnett warrants to purchase 1,250 shares of Class B Common Stock with an exercise price of $514 per share.

(c) In connection with the Recapitalization, Mr. Gostomski sold all of such warrants to an affiliate of CSFB for $414 per share underlying such warrants ($514 per share less the $100 exercise price of such warrants).

(d) In connection with the Recapitalization, Mr. Morlok sold all of such warrants to the Oaktree Fund and affiliates of CSFB for $414 per share underlying such warrants ($514 per share less the $100 exercise price of such warrants).

Employment Agreement

Concurrently with the closing of the Recapitalization, Dr. Hartnett entered into a five-year employment agreement (The "Employment Agreement") with the Company. The Employment Agreement provides for Dr. Hartnett to serve as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and requires that Dr. Hartnett devote his full business time and attention to the affairs of the Company. The Employment Agreement contains covenants regarding the treatment and disclosure of confidential information and a covenant prohibiting Dr. Hartnett from competing with the Company during the term of the Employment Agreement and for two years after its expiration. The Employment Agreement provides for a salary of $31,250 per month with annual increases linked to the increase in the All-Items Consumer Price Index for All Urban Consumers, subject to a minimum increase, plus a bonus linked to the achievement by the Company of milestones set forth in its Operating Plan (subject to limited discretion of the Board of Directors of the Company). The Employment Agreement is terminable (i) upon the death or Total Disability of Dr. Hartnett, (ii) by the Company for Cause, (iii) by the Company upon 60 days prior notice and (iv) by Dr. Hartnett for Good Reason (as all such terms are defined in the Employment Agreement) or upon

120 days prior notice. If the Employment Agreement is terminated due to death or disability, by the Company without Cause or by Dr. Hartnett for Good Reason, Dr. Hartnett shall be entitled to receive his base salary through the end of the original term of the Employment Agreement plus a pro rata portion of his bonus in the year in which the termination occurred.

Stock Option Plan

    Effective, February 18, 1998, Holdings adopted the Roller Bearing Holding Company, Inc. Stock Option Plan (the "Stock Option Plan"). The terms of the Stock Option Plan provide for the grant of options to purchase up to 3365.6 shares of Class A Common Stock to officers and employees of, and consultants (including members of the board of directors) to, Holdings and its subsidiaries. Options granted may be either incentive stock options (under
Section 422 of the Internal Revenue Code) or non-qualified stock options. The Stock Option Plan, which expires on December 31, 2008, is to be governed by the board of directors of Holdings (the "Holdings Board"), or a committee to which the Board delegates its responsibilities.

    The purpose of the Stock Option Plan is to provide incentives which will attract and retain highly competent persons as officers, employees and directors of, and consultants to, Holdings and its subsidiaries, by providing them opportunities to acquire shares of Class A Common Stock.

    The exercise price of options granted under the Stock Option Plan shall be determined by the Board, but in no event less than 100% of the Fair Market Value (as defined in the Stock Option Plan) of the Class A Common Stock on the date of grant.

    Options granted under the Stock Option Plan may be exercised during the period set forth in the agreement pursuant to which the options are granted, but in no event more than ten (10) years following grant.

    Incentive stock options granted under the Stock Option Plan may only be granted to employees of Holdings and subject to further limitations set forth in the Stock Option Plan.

    The number of shares of Class A Common Stock for which options may be granted under the Stock Option Plan shall be increased, and the number of shares for which outstanding options shall be exercisable, and the exercise price thereof, shall be adjusted upon the happening of stock dividends, stock splits, recapitalizations, reorganizations and certain other capital events regarding Holdings or the Class A Common Stock. Upon any merger, consolidation or combination of Holdings where shares of Class A Common Stock are converted into cash securities or other property, outstanding options shall be converted into the right to receive upon exercise the consideration as would have been payable in exchange for the shares of Class A Common Stock underlying such options had such options been exercised prior to such event.

    Options granted under the Stock Option Plan are not transferrable by the holders thereof except by the laws of descent and distribution.

    The Holdings Board shall have the right to establish such rules and regulations concerning the Stock Option Plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

    As of June 24, 1998, there were outstanding options to purchase 1,728 shares of Class A Common Stock granted under the Stock Option Plan, of which options to purchase 392 shares were exercisable as of such date.

    401(k) Plan

    The Company maintains the Roller Bearing Company of America 401(k) Retirement Plan (the "401(k) Plan"), a plan established pursuant to Section 401(k) of the Internal Revenue Code, for the benefit of its non-union employees. All non-union employees who have completed six months of service with the Company are entitled to participate. Subject to various limits, employees are entitled to defer up to 15% of their annual salary on a pre-tax basis and up to an additional 10% of their annual salary on an after tax basis. The Company matches 50% of an employee's pre-tax contribution up to 10% of annual salary. The Company may also make discretionary contributions that are allocated among eligible accounts pro rata based upon salary. Employees vest in the Company's contributions ratably over three years.

Supplemental Retirement Plan

    Effective September 1, 1996, the Company adopted a non-qualified supplemental retirement plan ("SERP") for a select group of highly compensated and management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employee's annual salary, which vest in full after three years of service following the effective date of the SERP. Accounts are paid, either in a lump sum or installments, upon retirement, death or termination of employment. Accounts are generally payable from the general assets of the Company although it is intended that the Company set aside in a "rabbi trust" invested in annuity contracts amounts necessary to pay benefits. Employees' rights to receive payments are subject to the rights of the creditors of the Company.

Compensation Committee Interlocks and Insider Participation

    In fiscal 1998, there was no compensation committee of the Board of Directors of Holdings (the "Board"). No member of the Board was involved in an interlocking relationship or insider participation with respect to the compensation committee of any other entity.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    As of March 28, 1998, there were 100 shares of common stock, par value $.01 per share, of the Company outstanding, all of which were owned by Holdings and pledged by Holdings to the holders of the Discount Debentures. The following table lists, as of March 28, 1998, all shares of Class A Common Stock and Class B Common Stock of Holdings beneficially owned by (i) each director of the Company, (ii) the Named Executive Officers (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of any class of common stock of Holdings at such date and (iv) all directors and executive officers of Holdings and the Company as a group (22 persons). As of March 28, 1998 there were 5,875 shares of Class A Common Stock and 3,948 shares of Class B Common Stock outstanding. Additionally, as of such date, there were outstanding warrants and options to purchase up to an additional 15,915 shares of Class A Common Stock and 10,077 shares of Class B Common Stock and options granted under the Stock Option Plan to purchase an additional 1,728 shares of Class A Common Stock.


              Stockholder (a)                                      Number of Shares (a)       Percentage of Class
              ---------------                                      --------------------       -------------------
         Dr. Michael J. Hartnett                                       14,025.8(b)                70.48%(c)

         Michael S. Gostomski                                               1                     *

         Frederick L. Morlok                                               525                      8.94%

         Anthony S. Cavalieri                                             100(d)                    1.67%

         Christopher J. Sommers                                         918.623(e)                15.64%

         Richard J. Edwards                                            1,133.33(f)                16.17%

         William E. Myers
         Two North Lake Avenue
         Pasadena, California 91101                                      2,275(g)                 27.91%

         Kurt Larsen
         P.O. Box 692547
         Park City, Utah 84068                                           30.83(h)                 *

         Stephen Kaplan



         550 South Hope Street
         Los Angeles, California 90071                                 8,572.83(i)                65.70%

         Mitchell Quain
         230 Park Avenue
         New York, New York 10020                                       430.83(j)                  6.90%

         Oaktree Capital Management, LLC
         550 South Hope Street
         Los Angeles, California 90071                                   8,542(k)                 65.62%

         OCM Principal Opportunities Fund, L.P.
         550 South Hope Street
         Los Angeles, California 90071                                   8,542(l)                 65.62%

         Bruce Karsh
         550 South Hope Street
         Los Angeles, California 90071                                   8,542(m)                 65.62%

         Howard Marks
         550 South Hope Street
         Los Angeles, California 90071                                   8,542(m)                 65.62%

         Northstar High Total Return Fund
         300 First Stamford Place
         Stamford, Connecticut 06902                                     1,343(n)                 18.61%

         Northstar Investment Management Corp.
         300 First Stamford Place
         Stamford, Connecticut 06902                                     1,343(n)                 18.61%

         Merban Equity (o),(p)
         c/o Credit Suisse First Boston
         Bleichistrasse 8
         P.O. Box 4263
         CH-6304 Zug, Switzerland                                    1,399.8 (q),(r)              23.83%

         Credit Suisse First Boston Corporation (s)
         11 Madison Avenue
         New York, New York 10010                                      2,840.8 (t)                48.35%



         Credit Suisse Group (p),(u)
         Uetlibergstrasse 231
         Ch-8045
         Zurich, Switzerland                                  2,840.8 (o)(p)(t)                    48.35%

         Mark Kennelley (q)(v)
         c/o Credit Suisse First Boston
         11 Madison Avenue
         New York, New York 10010                                          490                     8.34%

         Richard Gallant (q)(v)
         c/o Credit Suisse First Boston
         11 Madison Avenue
         New York, New York 10010                                          431                     7.34%

         Brian Sanderson                                                 362 (g)                   5.80%

         Ronald E. Lemansky                                             416.33(w)                  6.62%

         Phil Beausoleil                                                316.33(x)                  5.11%

         All members of management as a
         group (16 persons)                                           29,674.64(y)                91.26%

         ---------------
         Less than 1%


(a) Except where otherwise indicated, (i) shares of common stock are of Class A Common Stock (ii) warrants are to purchase shares of Class A Common Stock and (iii) the address for each stockholder is c/o the Company at 60 Round Hill Road, P.O. Box 430, Fairfield, Connecticut 06430.

(b) Consists of 3,948.4 shares of Class B Common Stock and warrants to purchase up to 10,077.4 shares of Class B Common Stock.

(c) Represents 100% of the outstanding shares of Class B Common Stock and 70.48% of all outstanding shares of common stock of any class. Shares of Class B Common Stock are convertible into shares of Class A Common Stock one a one-for-one basis. Through the ownership of Class B Common Stock, Dr. Hartnett has the power to control a majority of the voting power of all voting securities of Holdings even if he were to own less than 50% of the outstanding common stock. See "Item 13. Certain Relationships and Related Transactions".

(d) Consists of options granted under the Stock Option Plan. Does not include additional options to purchase 50 shares of Class A Common Stock issued under the Stock Option Plan not convertible as of the date hereof.

(e) Such shares are held of record by The Sommers Family Trust. Mr. Sommers beneficially owns such shares.

(f) Consists of warrants to purchase 1,100 shares of Class A Common Stock and options to purchase 33.33 shares of Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 66.67 share of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.

(g)  Consists of warrants to purchase Class A Common Stock.

(h) Consists of options to purchase Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 61.67 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as to the date hereof.

(i) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 351 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain anti-dilution provisions of the Discount Warrants, as well as options to purchase 30.83 shares of Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 61.67 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof. To the extent that the stockholder, as a principal of Oaktree, participates in the process to vote or to dispose of any shares or warrants held by the Oaktree Fund, he may be deemed under such circumstances for the purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of securities held by the Oaktree Fund.

(j) Includes warrants to purchase 340 shares of Class A Stock and options to purchase 30.83 shares of Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 61.67 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.

(k) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 351 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. The stockholder is the general Partner of the Oaktree Fund. Does not include options to purchase Class A Common owned by Mr. Kaplan.

(l) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 351 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Does not include options to purchase Class A Common Stock owned by Mr. Kaplan.

(m) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 351 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Does not include options to purchase Class A Common Stock owned by Mr. Kaplan. To the extent that the stockholder, as a principal of Oaktreee, participates in the process to vote or to dispose of any shares or warrants held by Oaktree Fund, he may be deemed under such circumstances for the purposes of Section 13 of the Exchange Act, to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of such securities.

(n) Consists of Discount Warrants to purchase 1,262 shares of Class A Common Stock owned by Northstar High Total Return Fund ( the "Northstar Fund"), and warrants to purchase 81 shares of Class A Common Stock issued to the Northstar Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Northstar Investment Management Corp. (`Northstar") is the investment advisor of the Northstar Fund and may be deemed to beneficially own such warrants.

(o)  Affiliate of CSFB.

(p) A wholly-owned subsidiary of Credit Suisse Group, an entity incorporated under the laws of Switzerland.

(q)  Such shares and warrants may be deemed to be beneficially owned by CSFB.

(r) Does not include shares of Class A Common Stock held by certain employees of CSFB.

(s) An indirect wholly-owned subsidiary of Credit Suisse Group, an entity incorporated under the laws of Switzerland. CSFB is a subsidiary of Credit Suisse First Boston, Inc., which is a subsidiary of CFSB, a Swiss Bank, which is a subsidiary of Credit Suisse Group. Each of such entities may be deemed to beneficially own the shares of Class A Common Stock and warrants owned by affiliates of CSFB.

(t) Consists of shares of Class A Common Stock owned by affiliates and employees of CSFB.

(u) The stockholder, an entity incorporated under the laws of Switzerland, is the ultimate parent entity of CSFB and Merban Equity.

(v)  Employee of CSFB.

(w) Consists of warrants to purchase 383 shares of Class A Common Stock and options to purchase 33.33 shares of Common Stock granted under the Stock Option Plan. Does not include warrants to purchase 67 shares of Class A Common Stock or options to purchase 66.67 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.

(x) Consists of warrants to purchase 283 shares of Class A Common Stock and options to purchase 33.33 shares of Class A Common Stock granted under the Stock Option

     Plan. Does not include warrants to purchase 67 shares of Class
     A Common Stock or options to purchase 66.67 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.

(y) Includes (i) (1) 1,633.36 shares of Class A Common Stock, (2) 3,948.4 shares of Class B Common Stock, (3) warrants to purchase 5,081 shares of Class A Common Stock, (4) warrants to purchase 10,077.4 shares of Class B Common Stock, and (5) options to purchase 392.48 shares of Class A Common Stock granted under the Stock Option Plan, held by members of management and (ii) 1,400 shares of Class A Common Stock and warrants to purchase 7,142 shares of Class A Common Stock held by the Oaktree Fund. Does not include warrants to purchase 134 shares of Class A Common Stock or options to purchase 1,335.02 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as to the date hereof.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements, as well as other transactions between the Company and related parties which have taken place during the Company's most recent fiscal year.

The Recapitalization

As discussed above, in connection with the Recapitalization, (i) the Company paid the Dividend to Holdings in the amount of approximately $56.9 million to finance the Recapitalization, (ii) Holdings sold the Discount Debentures and the Discount Warrants to the Oaktree Fund and Northstar Investment Management Corp. ("Northstar"), (iii) Holdings used the proceeds of the Dividend and the proceeds from the sale of the Discount Debentures and the Discount Warrants to redeem Holdings Common Stock and Preferred Stock and purchase Holdings Warrants for aggregate consideration of approximately $92.2 million
(including shares of Holdings Common Stock and Preferred Stock and Holdings Warrants owned by members of management and affiliates of Holdings), (iv) Holdings assigned its rights to purchase certain shares of Holdings Common
Stock and Holdings Warrants under the Recapitalization Agreement to Dr. Hartnett, certain affiliates of CSFB, the Oaktree Fund, Mr. Morrison, The
Somers Family Trust and Mr. Quain, (v) Holdings effected the Hartnett
Repurchase of 1,250 Holdings Warrants from Dr. Hartnett for an amount per share of Holdings Common Stock underlying such Holdings Warrants equal to $514 less the approximately $77 exercise price of such warrants (an aggregate of approximately $550,000), (vi) Holdings issued warrants exercisable for 1,250 shares of Class B Common Stock at an exercise price of $514 per share of Common Stock to Dr. Hartnett, (vii) Holdings made the Hartnett Loan in the amount of $500,000, (viii) Holdings paid the Hartnett Fee in the amount of $1 million, (ix) Holdings converted all of Dr. Hartnett's shares of Holdings
Common Stock into shares of Class B Common Stock, and amended all Holdings Warrants held by Dr. Hartnett to provide that they be exercisable for shares of Class B Common Stock, (x) the Company repaid outstanding indebtedness (approximately $52.1 million) on the Existing Revolving Credit Facility and the Existing Term Loan, (xi) Holdings paid a fee of $1.6 million to CSFB, in connection with the sale of the Discount Debentures,
(xii) the Company paid a fee to CSFB of $3.85 million in connection with the sale of the Notes, (xiii) the Company entered into the Senior Credit Facilities with, among others, an affiliate of CSFB and paid (1) certain fees to such lenders and (2) a fee of $1.5 million to CSFB in connection therewith, and (xiv) the Company agreed to indemnify CSFB and certain affiliates of CSFB in connection with certain matters relating to the Recapitalization.

The Hartnett Loan bears no interest and is recourse only to the securities purchased with the proceeds thereof. As of March 28, 1998, the entire principal balance of the Hartnett Loan remained outstanding.

The assignment of rights under the Recapitalization Agreement referred to in clause (iv) above, was undertaken in order to achieve certain desired post-Recapitalization equity positions and to satisfy certain contractual obligations of the Company and Holdings. In exchange for such assignments, the assignees assumed the obligations of the Company and Holdings under the Recapitalization Agreement with respect to such shares of Common Stock or Holdings Warrants.

The Hartnett Repurchase and the grant of certain warrants to Dr. Hartnett referred to in clause (vi) above were undertaken to enable Dr. Hartnett to fulfill his obligations with respect to certain shares of Common Stock assigned to him and referred to in clause (iv) above without Dr. Hartnett suffering a diminution of his fully-diluted equity position in Holdings. Upon the Hartnett Repurchase, all obligations of Holdings under the Holdings Warrants repurchased were extinguished.

The Hartnett Fee was paid to Dr. Hartnett in consideration of services rendered in connection with the preparation, negotiation and consummation of the Recapitalization.

In connection with the Recapitalization, the Oaktree Fund purchased approximately $59.8 million principal amount at maturity of Discount Debentures and Discount Warrants to purchase 5,469 shares of Common Stock from Holdings in exchange for approximately $32 million. Mr. Kaplan, a director of Holdings and the Company, is a principal of Oaktree, the general partner of the Oaktree Fund.

In addition, in connection with the Recapitalization and the other transactions consummated in connection therewith, the Company paid Ernst & Young, LLP a consulting fee in the amount of approximately $1 million.

In connection with the Recapitalization and the redemption of certain shares of Preferred Stock by Holdings pursuant thereto, Holdings released certain holders thereof who were prior stockholders of the Company, from certain indemnification obligations owing to Holdings. Such obligations arose under the agreement pursuant to which Holdings purchased the Company from such stockholders. The shares of Preferred Stock were held in escrow in connection with such stockholders' obligations under such indemnification provisions. The provisions of the escrow provided that the escrowed shares were to be released upon any transaction involving a change in control of Holdings, except as to the extent of claims previously made. As there were no pending claims, upon consummation of the Recapitalization, such shares were released from escrow and redeemed by Holdings. Any claims for environmental remediation at the facilities covered by the released indemnification are being covered by other indemnifying parties, and the Company believes that such other indemnification obligations should be sufficient to cover all costs associated with the known or likely environmental conditions at such facilities.

Hartnett Control Provision

Through ownership of Class B Common Stock and the provisions of the Certificate of Incorporation of Holdings granting such Class B Common Stock 10 votes per share, whether or not Dr. Hartnett owns a majority of the outstanding capital stock of Holdings, he will have, subject to certain limitations, the power to control a majority of the voting rights of all capital stock of Holdings. Such right will be suspended for such periods during which Dr. Hartnett ceases to serve in the management of the Company, or any successor thereto, or owns less than 50% of the outstanding Holdings Common Stock on a fully diluted basis that he owned immediately following the Recapitalization.

Employment Agreement

Effective upon the closing of the Recapitalization, Dr. Hartnett entered into a five-year Employment Agreement with the Company containing a covenant restricting competition with the Company. See "Executive Compensation".

Hartnett Bonus

In connection with the acquisition of Nice by the Company, the Company paid a bonus to Dr. Hartnett in the amount of $136,000. Such bonus was paid in the first quarter of fiscal 1998.

Myers' Fee

W.E. Myers & Company, an entity which was owned and controlled by Mr. Myers, a director of Holdings, received a $100,000 fee in 1997 for the provision of investment bank services in connection with the acquisition of LPP by the Company.

Stockholder Agreements

Concurrently with the closing of the Recapitalization, Holdings entered into a stockholders' agreement (the "Stockholders Agreement") with Dr. Hartnett, the Oaktree Fund, Northstar and certain affiliates of CSFB. The Stockholders Agreement provides for (i) restrictions on transfer of all securities of Holdings held by the parties to the Stockholders Agreement, (ii) rights of first refusal in favor of the parties to the Stockholders Agreement prior to any transfer by a party (other than transfers to certain affiliates of the parties) of securities of Holdings, (iii) tag-along rights in favor of the other parties to the Stockholders Agreement upon certain transfers of securities of Holdings by Dr. Hartnett, (iv) certain rights in favor of Dr. Hartnett to compel the other parties to the Stockholders Agreement to sell securities of Holdings held by such parties upon certain sales of securities of Holdings by Dr. Hartnett, (v) certain preemptive rights in favor of the Oaktree Fund, Northstar and Dr. Hartnett with respect to securities of Holdings, (vi) piggyback registration rights in favor of all of the parties to the Stockholders Agreement with respect to securities of Holdings, (vii) detailed registration rights in favor of the Oaktree Fund and Northstar with respect to securities of Holdings, with customary covenants regarding such registration and (vii) a grant to the Oaktree Fund of the right to designate one member of the board of directors of each of Holdings and the Company. Many of the rights and privileges contained in the Stockholders Agreement terminate or become limited following an initial public offering of securities of Holdings.

The Board of Holdings has approved the entry into additional stockholders' agreements with certain of Holdings other stockholders and warrantholders providing for (i) the right to repurchase the stock or warrants held by such parties upon the death or termination of employment of any stockholder or warrantholder who is employed by Holdings or its subsidiaries, (ii) the right to tag-along on certain sales of securities by other stockholders of Holdings and (iii) certain rights in favor of Dr. Hartnett to compel such stockholders and warrantholders to sell their securities of Holdings upon certain sales of securities by Dr. Hartnett. Holdings anticipates executing such agreements during fiscal 1999.

Prior to the Recapitalization, Holdings was a party to various arrangements with its stockholders and warrantholders, all of which have been terminated.

Consulting Agreement

Prior to the Recapitalization, the Company and Tribos Management Company, Inc., an affiliate of Aurora, were parties to a consulting agreement (the "Consulting Agreement"). whereby Tribos provided certain consulting services to the Company in exchange for monthly payments of approximately $36,000. The Consulting Agreement also provided for annual adjustments to the fee, reimbursement of Tribos' expenses by the Company and the payment of additional fees in connection with the acquisition of Nice. The total fees paid in fiscal 1998, 1997 and 1996 pursuant to the consulting agreement were $108,000, $429,000 and $400,000, respectively. The Consulting Agreement was terminated in connection with the Recapitalization.

Stock Option Plan

Effective February 18, 1998, Holdings adopted the Stock Option Plan and issued options thereunder to certain of its directors, officers and employees. See, "Item 11. Executive Compensation".

Warrant Reissuances

The Board has approved a proposal to amend and restate the terms of certain of its outstanding warrants to, among other things, extend the terms thereof. Such action will be effective as of February 18, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K


Consolidated Statement of Operations for Each of the Years in the
  Three-Year Period Ended March 28, 1998.......................................Part II Item 8
Consolidated Balance Sheet at March 28, 1998, March 29, 1997 and
  March 30, 1996.............................................................. Part II Item 8
Consolidated Statement of Cash Flows for Each of the Years in
  the three-Year Period Ended March 28, 1998...................................Part II Item 8

Consolidated Statement of Stockholder's (Deficit) Equity for Each
  of the Years in the Three-Year Period Ended March 28, 1998...................Part II  Item 8

Notes to Consolidated Financial Statements.....................................Part II  Item 8

Independent Auditors' Report...................................................Part II  Item 8



ITEM 21. EXHIBITS AND FINANCIAL SCHEDULES

(a) Exhibits.

                                  EXHIBIT INDEX


Exhibit
Number                                   Description of Document
-------                                  -----------------------
3.1*                         Amended and Restated Certificate of Incorporation,
                             dated June 23, 1997, of Roller Bearing Company of
                             America, Inc. ("RBCA").

3.2**                        Bylaws of RBCA.

3.2(a)***                    Amendment to the Bylaws of RBCA.

4.1** Indenture, dated as of June 15, 1997 between RBCA and the United States Trust Company of New York
                             ("Trustee") with forms of Outstanding Note and Exchange Note.

4.1(a)** Supplemental Indenture, dated as of August 8, 1997 by and between Bremen and the Trustee.

4.2** Global Note Issued to Depository Trust Co., duly authenticated by RBCA and the Trustee.

4.3** Registration Rights Agreement dated June 17, 1997 between RBCA, the Subsidiary Guarantors named therein and CSFB.

4.4***                       Stock Option Plan of Holdings, dated as of
                             February 18, 1998 with form of agreement.

4.5*** Form of Stock Transfer Restriction Agreement between Holdings and certain of its stockholders.

4.6***                       Form of Amended and Restated Warrant of Holdings.

10.1** Purchase Agreement, dated June 17, 1997 among RBCA, the Subsidiary Guarantors named therein and the CSFB

10.2** Redemption and Warrant Purchase Agreement by and among Holdings, Certain Stockholders of Holdings, and Michael J. Hartnett, as purchaser representative, dated as of May 20, 1997, as amended by that certain Amendment No. 1, dated as of June 23, 1997.

10.3**                       Credit Agreement dated as of June 23, 1997, among
                             RBCA, the Lenders named therein and CSFB, as Administrative Agent.

10.4**                       Pledge Agreement dated as of June 23, 1997, among
                             RBCA, each Subsidiary of RBCA named therein and CSFB.

10.5**                       Security Agreement dated as of June 23, 1997, among
                             RBCA, each Subsidiary of RBCA named therein and CSFB.



Exhibit
Number                                   Description of Document
-------                                  -----------------------

10.6** Guarantee Agreement dated as of June 23, 1997, among each of the subsidiaries named therein of RBCA and CSFB.

10.7**                       Asset Purchase Agreement by and among BFM Aerospace
                             Corporation, Ground Support, Inc., RBC Transport
                             Dynamics Corporation and Holdings, dated as of October 26, 1992.

10.8**                       Asset Purchase Agreement by and among BFM Aerospace
                             Corporation, BFM Transport Dynamics Corporation,
                             RBC Transport Dynamics Corporation and Holdings, dated as of October 26, 1992.

10.9**                       Agreement and Plan of Reorganization among RBCA,
                             Roller Bearing Acquisition Company, Inc., Holdings and the Stockholders of RBCA, dated March 31, 1992.

10.10**                      Agreement of Merger between Roller Bearing
                             Acquisition Company, Inc. and RBCA, dated March 31,
                             1992.

10.11**                      Asset Sale Agreement by and between IMO Industries
                             Inc. and RBCA, dated as of May 10, 1993.

10.12**                      Asset Purchase Agreement by and among BPP
                             Acquisition Corporation, Beaver Precision Products,
                             Inc., RBCA, and Lloyd J. Baretz, dated as of
                             October 18, 1996.

10.13**                      Asset Purchase Agreement By and Among SKF USA Inc.,
                             Nice and RBCA, dated as of February 28, 1997.

10.14**                      Lease between General Sullivan Group, Inc. and RBC
                             Bearings, dated July 11, 1995, for West Trenton,
                             New Jersey premises.

10.15**                      Lease between Industrial Development Group and
                             RBCA, dated March 12, 1996 for Waterbury,
                             Connecticut premises.

10.16**                      Letter of Credit Agreement, dated as of September
                             1, 1994, between RBCA and Heller Financial, Inc.
                             ("Heller").

10.17**                      Termination, Release and Enhancement Letter of
                             Credit Documents Continuation Agreement dated June
                             23, 1997, by and between Heller, RBCA and ITB.

10.18**                      Executed counterpart of the Pledge and Security
                             Agreement, dated as of September 1, 1994, between RBCA, Heller and the Trustee.

10.19** Loan Agreement, dated as of September 1, 1994, between the South Carolina Job - Economic
                             Development Authority, ("the Authority") and RBCA with respect to the Series 1994A Bonds.



Exhibit
Number                                   Description of Document
-------                                  -----------------------

10.20***                    Collective Bargaining Agreement between Bremen,
                            Indiana Plant of SKF USA, Inc and International
                            Union, United Automobile, Aerospace and Agricultural
                            Workers of America, U.A.W. Local 1368, effective
                            July 20, 1996.

10.21** Trust Indenture, dated as of September 1, 1994, between the Authority and Mark Twain Bank, ("Bond
                            Trustee"), with respect to the Series 1994A Bonds.

10.22** Loan Agreement, dated as of September 1, 1994, between the Authority and RBCA, with respect to the Series 1994B Bonds.

10.23** Trust Indenture, dated as of September 1, 1994, between the Authority and Bond Trustee, with respect to the Series 1994B Bonds.

10.24**                     Collective Bargaining Agreement between Heim, the
                            International Union, United Automobile, Aerospace and Agricultural Implement Workers of America,
                            U.A.W., and Amalgamated Local 376, U.A.W., effective February 1, 1996.

10.25**                     Collective Bargaining Agreement between Nice
                            Specialty Bearings Division, SKF Bearing Industries and United Steelworkers of America (AFL - CIO) and its Local 6326, effective October 26, 1996.

10.26** Collective Bargaining Agreement between RBCA and the International Union U.A.W. and its Local 502, effective December 1, 1996.

10.27** Employment Agreement effective as of June 23, 1997 between RBCA and Michael J. Hartnett, Ph.D.

10.28** Stockholders' Agreement dated as of June 23, 1997 by and among Holdings, OCM Principal Opportunities
                            Fund, Northstar Investment Management Corporation,
                            Merban Equity, the CSFB Individuals named therein and Dr. Michael J. Hartnett.

10.29**                     Promissory Note dated as of June 23, 1997 for
                            $500,000 made by Michael J. Hartnett, Ph.D. and payable to RBCA.

10.30**                     Tax Sharing Agreement effective as of June 23,
                            1997, by and among Holdings and RBCA, ITB, LPP and Nice.

10.31**                     Asset Purchase Agreement by and among SKF USA Inc.,
                            Bremen and RBCA dated as of August 8, 1997.

10.32***                    Real Estate Purchase Agreement for the Walterboro ,
                            South Carolina facility, dated March 27, 1998 by and between Linear Precision Products, Inc., RBCA and Dana Corporation.

10.33*** Amendment to the Letter of Credit Agreement, dated as of June 23, 1998 between RBCA and Heller
                            Financial Inc.



Exhibit
Number                                   Description of Document
-------                                  -----------------------
10.34***                     Supplement No. 1 to Guarantee Agreement, dated as
                             of August 8, 1997, by and between Bremen and
                             CSFB.

10.35***                     Supplement No. 1 to Indemnity, Subrogation and
                             Contribution Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.

10.36***                     Supplement No. 1 to Security Agreement, dated as of
                             August 8, 1997, by and between Bremen and CSFB.

10.37***                     Supplement No. 1 to Pledge Agreement, dated as of
                             August 8, 1997, by and between Bremen and CSFB.

10.38***                     Agreement of Lease, dated as of November 1,
                             1964, between Bremen, Inc. and SKF Industries,
                             Inc. with Assignment and Agreement Lease, dated
                             August 8, 1997, between SKF USA, Inc. and Bremen
                             Bearings.

10.39*** Asset Purchase Agreement, dated as of June 3, 1998, by and among Miller Acquisition Corporation, Miller
                             Bearing Company and the Shareholders of Miller
                             Bearing Corporation.

10.40***                     Supplement No. 2 to Guarantee Agreement dated as of
                             June 3, 1998, by and between Miller Acquisition
                             Corporation and CSFB, as Collateral Agent.

10.41***                     Supplement No. 2 to Indemnity, Subrogation and
                             Contribution Agreement, dated as of June 3, 1998, by and between Miller Acquisition Corporation and CSFB.

10.42***                     Supplement No. 2 to Security Agreement, dated as of
                             June 3, 1998, by and between Miller Acquisition
                             Corporation and CSFB.

10.43***                     Supplement No. 2 to Pledge Agreement, dated as of
                             June 3, 1998, by and between Miller Acquisition
                             Corporation and CSFB.

16.1** Statement of the Company regarding Change in Certifying Accountant.

16.2**                       Letter of Ernst & Young LLP regarding Change in
                             Certifying Accountant.

21.***                       Subsidiaries of RBCA.

27.***                       Financial Data Schedule.


----------
* Incorporated by reference to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on August 8, 1997.

** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on October 31, 1997.

***  Filed herewith.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

                         By: /s/ Michael J. Hartnett
                            --------------------------------------
                            Michael J. Hartnett
                            President and Chief Executive Officer
                            Chairman of the Board of Directors

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacitites and on the dates indicated.


June 24, 1998            By: /s/ Michael J. Hartnett
                            --------------------------------------
                            Michael J. Hartnett
                            Chairman of the Board of Directors,
                            President and Chief Executive Officer
                            (Principal Executive Officer)

June 23, 1998            By: /s/ Anthony S. Cavalieri
                            --------------------------------------
                            Anthony S. Cavalieri
                            Vice President and
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)

June 24, 1998            By: /s/ Stephen A. Kaplan
                            --------------------------------------
                            Stephen A. Kaplan
                            Director

June 22, 1998            By: /s/ Kurt B. Larsen
                            --------------------------------------
                            Kurt B. Larsen
                            Director

June 23, 1998            By: /s/ William E. Myers, Jr.
                            --------------------------------------
                            William E. Myers, Jr.
                            Director

June 21, 1998            By: /s/ Mitchell T. Quain
                            --------------------------------------
                            Mitchell T. Quain
                            Director