Form 10-Q
period 1998-06-27
ROLLER BEARING CO OF AMERICA INC
filed 1998-08-11
CIK 1042465

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended JUNE 27, 1998
                                                 -------------

                                          or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number: 333-33085
                                               ----------

                      ROLLER BEARING COMPANY OF AMERICA , INC.
                      ----------------------------------------
               (Exact name of registrant as specified in its charter)

         DELAWARE                                      13-3426227
         --------                                      ----------
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

                             Yes   X      No
                                ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at August 11, 1998
    ----------------------------        ------------------------------

    Common stock, $.01 par value                      100

                      ROLLER BEARING COMPANY OF AMERICA, INC.

                                       INDEX

                                                                           PAGE

Part I              Financial Information

     Item 1.        Consolidated Balance Sheets -
                    at June 27, 1998 (unaudited) and March 28, 1998         3

                    Consolidated Statements of
                    Operations - Three Months ended
                    June 27, 1998 (unaudited) and June 28, 1997
                    (unaudited)                                             4

                    Consolidated Statements of Cash
                    Flows - Three Months ended June 27, 1998
                    (unaudited) and  June 28, 1997 (unaudited)              5

                    Notes to Consolidated Financial Statements            6 - 8

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        9 - 10


Part II             Other Information                                      11

Signatures                                                                 12

PART I

ITEM 1.  FINANCIAL INFORMATION

                    ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                                                                JUNE 27,           MARCH 28,
                                                                                  1998               1998
                                                                              --------------    --------------
ASSETS
 Current assets:
  Cash                                                                        $        2,159    $       10,625
  Accounts receivable, net                                                            25,350            26,859
  Inventories                                                                         40,428            38,563
  Prepaid expenses and other current assets                                            2,317             1,996
                                                                              --------------    --------------
   Total current assets                                                               70,254            78,043
                                                                              --------------    --------------
  Property, plant and equipment, net of accumulated depreciation of
   $27,866 at June 1998 and $25,815 at March 1998                                     48,363            45,237
  Restricted marketable securities                                                     3,580             4,005
  Excess of cost over net assets acquired, net of accumulated amortization
   of $3,620 at June 1998 and $3,420 at March 1998                                    28,154            19,334
  Deferred financing costs, net of accumulated amortization of $1,006 at
   June 1998 and $766 at March 1998                                                    6,907             7,147
  Other assets                                                                         3,285             2,639
                                                                              --------------    --------------
   Total assets                                                               $      160,543    $      156,405
                                                                              --------------    --------------
                                                                              --------------    --------------
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

 Current liabilities:
  Accounts payable                                                            $       11,398    $       12,925
  Accrued expenses and other current liabilities                                      13,410            14,827
  Current portion of long-term debt                                                    1,375             1,490
  Obligations under capital leases, current portion                                    1,659             1,585
                                                                              --------------    --------------
   Total current liabilities                                                          27,842            30,827

 Long-term debt                                                                      141,075           134,710

 Capital lease obligations, less current portion                                       1,733             2,115

 Other noncurrent liabilities                                                          3,675             3,675
                                                                              --------------    --------------
   Total liabilities                                                                 174,325           171,327
                                                                              --------------    --------------
 Stockholder's (deficit) equity:
  Common stock - $.01 par value; 1,000 shares
   authorized; 100 shares issued and outstanding
   at June 1998 and at March 1998                                                          -                 -
  Additional paid-in capital                                                           6,600             6,600
  Retained (deficit) earnings                                                        (20,382)          (21,522)
                                                                              --------------    --------------
   Total stockholder's (deficit) equity                                              (13,782)          (14,922)
                                                                              --------------    --------------
   Total liabilities and stockholder's (deficit) equity                       $      160,543    $      156,405
                                                                              --------------    --------------
                                                                              --------------    --------------

                        See notes to consolidated financial statements.

                      ROLLER BEARING COMPANY OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollars in thousands)

                                                       THREE MONTHS ENDED
                                                    -------------------------
                                                     JUNE 27,       JUNE 28,
                                                       1998           1997
                                                    ----------     ----------

Net sales                                           $   37,480     $   28,662

Cost of sales                                           26,679         20,286
                                                    ----------     ----------

Gross margin                                            10,801          8,376

Operating expenses:
     Selling, general and administrative                 5,250          4,130
     Other expense, net of other income                    172            788
                                                    ----------     ----------
                                                         5,422          4,918

Operating income                                         5,379          3,458

Interest expense, net                                    3,443          1,583
                                                    ----------     ----------

Income before taxes and extraordinary charge             1,936          1,875

Income tax expense                                         793            769

Income before extraordinary charge                       1,143          1,106

Extraordinary charge, net                                  -              625
                                                    ----------     ----------

Net  income                                         $    1,143     $      481
                                                    ----------     ----------
                                                    ----------     ----------

              See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                               -----------------------------
                                                                 JUNE 27,         JUNE 28,
                                                                   1998             1997
                                                               ------------     ------------
Cash flows from operating activities:
 Net income                                                    $      1,143     $        481
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Deferred income taxes                                                (634)          -
  Depreciation                                                        2,052            1,641
  Amortization of excess of cost over net assets acquired               200              144
  Amortization of deferred financing costs                              240               68
  Extraordinary charge, net                                         -                    625
  Changes in working capital, net of acquisition:
   Decrease in accounts receivable                                    2,450            1,255
   (Increase) in inventories                                           (601)          (1,003)
   (Increase) in prepaid expenses & other current assets               (318)             (78)
   (Increase) decrease in other non current assets                   (1,248)             423
   Increase (decrease) in accounts payable                           (2,155)             424
   Decrease in accrued expenses & other current liabilities          (1,927)            (292)
   Decrease in other non-current liabilities                           (159)          -
                                                               ------------     ------------
  Net cash provided by (used in) operating activities                  (957)           3,688

Cash flows from investing activities:
 Purchase of property, plant & equipment, net                        (2,787)          (1,409)
 Sale of restricted marketable securities, net                          425           -
 Acquisition of subsidiaries                                        (11,088)          -
                                                               ------------     ------------

  Net cash used in investing activities                             (13,450)          (1,409)

Cash flows from financing activities:
 Net increase (decrease) in revolving credit facility                 6,500          (24,627)
 Proceeds from long-term debt                                       -                126,000
 Payments of long-term debt                                         -                (27,488)
 Payments of bank term loan                                            (250)          -
 Principal payments on capital lease obligations                       (309)            (375)
 Dividend paid to parent company                                    -                (56,127)
 Financing fees paid in connection with the Recapitalization        -                 (8,163)
                                                               ------------     ------------

  Net cash provided by financing activities                           5,941            9,220

  Net (decrease) increase in cash                                    (8,466)          11,499

Cash, at beginning of year                                           10,625              859
                                                               ------------     ------------
Cash, at end of year                                           $      2,159     $     12,358
                                                               ------------     ------------
                                                               ------------     ------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                     $      5,416     $      1,514
                                                               ------------     ------------
                                                               ------------     ------------
  Income taxes                                                 $      1,076     $        784
                                                               ------------     ------------
                                                               ------------     ------------

                  See notes to consolidated financial statements.

                      ROLLER BEARING COMPANY OF AMERICA, INC.

                    NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
                               (DOLLARS IN THOUSANDS)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc., (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The fiscal year end balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the three month period ended June 27, 1998 are not necessarily indicative of the operating results for the full year.

All references to "Holdings" refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the corporate parent and sole stockholder of the Company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Techtonics Bearings Corporation ("ITB") , RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

1.   ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On August 8, 1997, Bremen completed the acquisition of the Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The purchase was effective as of July 1, 1997. The acquisition was accounted for under the purchase method of accounting. A deferred payment of $546, which was paid in December 1997 for the installation of certain equipment, has been classified as the purchase of property, plant and equipment. Additionally, accrued liabilities include $749 for inventory which was paid on August 7, 1998. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

On June 3, 1998, Miller completed the acquisition of the assets of Miller Bearing Company, Inc. ("MBC"), a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was $11,087. The acquisition was accounted for as a purchase, resulting in approximately $2,138 allocable to tangible assets and $8,949 of excess of purchase price over net assets acquired.

The results of operations of Bremen and Miller subsequent to the effective date of acquisitions are included in the results of operations of the Company. Therefore the results of the Company for the three months ended June 27, 1998 include the results of operations of Bremen and Miller. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the seller of MBC, for the three months ended June 28, 1997, as if the acquisition took place at the beginning of fiscal 1998, are as follows:

                                              THREE MONTHS ENDED JUNE 28, 1997
                                             -----------------------------------
                                                           BREMEN &
                                             AS REPORTED    MILLER     PRO FORMA
                                             -----------------------------------

     Net sales                               $ 28,662      $  6,029     $ 34,691
     Income before extraordinary charge      $  1,106      $    508     $  1,614
     Net income                              $    481      $    508     $    989

2.  DEBT

On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement, dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the "Recapitalization"). In connection with the financing of the Recapitalization, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes"). The Notes pay interest semi-annually and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, or earlier under certain conditions specified in the indenture (the "Indenture"). The Notes are unsecured and subordinated to all existing and future Senior Indebtedness (as defined in the Indenture pursuant to which the Notes were issued) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed, jointly and severally, on a senior subordinated basis by each of the wholly-owned subsidiaries of the Company.

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summary combined financial information of the subsidiary guarantors are as follows:

                                                        JUNE 27,    MARCH 28,
     Balance Sheet Data:                                  1998        1998
                                                       ---------    ---------

       Total current assets                            $  25,649    $  22,985
       Noncurrent assets                                  32,539       21,061
                                                       ---------    ---------
       Total assets                                    $  58,188    $  44,046
                                                       ---------    ---------

       Total current liabilities                       $  49,225    $  36,647
               Noncurrent liabilities                        548          694
                                                       ---------    ---------
               Total liabilities                       $  49,773    $  37,341
                                                       ---------    ---------

               Stockholder's equity                    $   8,415    $   6,705


                                                        JUNE 27,    JUNE 28,
     Operating Results:                                   1998        1997
                                                       ---------    ---------

       Net sales                                       $  16,414    $  10,025
       Gross margin                                        3,816        2,634
       Income before extraordinary charge                  1,392          952
       Net income                                      $   1,392    $     952

Total current liabilities include intercompany liabilities of $37,645 and $25,936 as of June 27, 1998 and March 28, 1998, respectively. Income before extraordinary charge includes a charge for corporate overhead allocated from the Company of $260 and $260 in fiscal years 1998 and 1997, respectively, and a provision for income taxes of $968 and $662 in fiscal years 1998 and 1997, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $10,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of June 27, 1998, the Company had the ability to borrow up to an additional $36,600 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                 JUNE 27,            MARCH 28,
                                                                                   1998                1998
                                                                                ----------          ----------
SENIOR SUBORDINATED NOTES PAYABLE                                               $  110,000          $  110,000

CREDIT FACILITY
Term Loan , payable in quarterly installments of $250,
commencing September 30, 1997, increasing annually thereafter to $1,375 from September 20, 2001 with final payment due
June 30, 2002; bears interest at variable rates, payable monthly
and quarterly for prime and LIBOR-based elections, respectively                     15,250              15,500

Revolving Credit Facility borrowings outstanding                                     6,500                   -

Industrial Development Revenue Bonds
Series 1994 A due in annual installments of $180 beginning
September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1, 2017; bears interest at a
variable rate, payable monthly.                                                      7,700               7,700

Series 1994 B  bears interest at a variable rate, payable monthly.                   3,000               3,000
                                                                                ----------          ----------

Total Debt                                                                         142,450             136,200

Less:  current portion                                                               1,375               1,490
                                                                                ----------          ----------

Long term debt                                                                  $  141,075          $  134,710
                                                                                ----------          ----------
                                                                                ----------          ----------


The debt agreements require that the Company meet certain financial covenants and principally limit the incurrence of additional indebtedness, the payment of dividends, and certain other transactions.


3.  EXTRAORDINARY CHARGE

The extraordinary charge for the three months ended June 28, 1997 resulted from the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization described above. The extraordinary charge was $1,059 and is reflected net of the related tax benefit of $434.

4.   RECENTLY ISSUED PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal exposure to derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Except for the historical information and current statements contained in the Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company's target markets, particularly, the aerospace industry, the cost of raw materials and the Company's ability to pass cost increases to its customers, the ability of the Company to expand into new markets, the ability of the Company to integrate recent acquisitions and other factors discussed from time to time in the reports filed by the company with the Commission, which would cause actual results to differ materially.

The following discussion addresses the financial condition of the Company as of June 27, 1998 and the results of its operations for the three month period ended June 27, 1998, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 1998 included in the Form 10-K.

THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO JUNE 28, 1997

Net sales for the three months ended June 27, 1998 were $37,480, an increase of $8,818 or 30.8% over the three months ended June 28, 1997. The increase includes sales totaling $5,799 from Bremen Bearings, Inc. ("Bremen") and Miller Bearings, Inc. ("Miller") acquired effective July 1997 and March 1998, respectively. Net sales increased $3,019 or 10.5% without the Bremen and Miller sales. The primary reason for this increase was due to increase in volume of goods sold in most major areas of the Company's business.

Gross margin increased by $2,425 or 29.0% for the three months ended June 27, 1998, as compared to the same period last year, as a result of higher sales volumes. Gross margin as a percentage of net sales decreased 0.4% from 29.2% for the first quarter of fiscal 1997, primarily due to product mix.

Selling, general and administrative (SG&A) expenses increased by $1,120 or 27.1% for the three month period ended June 27, 1998 compared to the same period last year. The increase is primarily due to infrastructure costs necessary to support the expanded business as well as the additional expenses related to the two acquired companies. SG&A as a percentage of net sales decreased from 14.4% for the first quarter of fiscal 1997, to 14.0% for the first quarter of fiscal 1998. Other operating expenses decreased by $616 primarily due to a charge relating to the difference between redemption price and exercise price of $546 of certain options repurchased by Holdings at the time of the Recapitalization in 1997 and other charges net of other income of $70.

Operating income increased by $1,921 or 55.6% to $5,379 for the three months ended June 27, 1998 as compared to $3,458 for the corresponding period in the prior year. The increase primarily resulted from higher gross margin from higher sales volume, partially offset by higher SG& A net of other operating expenses.

Income before taxes and extraordinary charges for the three month period ended June 27, 1998 increased to $1,936 from $1,875 for the same period last year, as a result of higher operating income less higher interest expense resulting from the debt incurred in connection with acquisition financing and the Recapitalization in 1997.

Net income for the current quarter reflects a tax provision of $793 compared to $769 for the first quarter of fiscal 1997, an effective combined Federal and state effective tax rate of 41% in both years. Income before extraordinary charges increased by $37 to $1,143 from $1,106 for the corresponding period last year. Net income increased to $1,143 from $481 in fiscal 1997, due to an extraordinary charge relating to the early extinguishment of debt of $1,059 less related tax benefit of $434 ($625 net) in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 27, 1998 was $42,412 compared to $47,216 at March 28, 1998, a decrease of $4,804. For the three months ended June 27, 1998, the Company had negative cash flow from operating activities of $957 primarily related to first quarter inventory build-up and the payment in June 1998 of interest due on the senior subordinated notes.

Cash used for investing activities for the three months ended June 27, 1998 was $13,450 which included $11,088 for the acquisition of MBC with the remainder relating to capital expenditures of $2,787 less the sale of restricted securities of $425.

The Company had net cash inflows from financing activities of $5,941 resulting from a draw down on its revolving credit facility of $6,500. During the three month period ended June 28, 1997, the Company used $309 of funds for capital lease obligations and made payments of $250 on its bank term loan.

Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions, represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company is required to make scheduled principal payments which commenced in September 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

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

YEAR 2000

The Company has made a comprehensive assessment of its computer operations to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan and is utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects its Year 2000 conversion to be completed by March, 1999. Costs related to this conversion are not expected to have a material impact on the financial results of the Company, the estimated remaining costs to the company are not expected to exceed $250. However, there can be no assurance that the systems of other companies on which the Company's system relies will also be converted on a timely basis. A failure to convert by another company could have an adverse effect on the Company's systems.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.


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





                                   ROLLER BEARING COMPANY OF AMERICA, INC.


August 11, 1998                    /s/ Michael J. Hartnett
                                   -----------------------------------
                                   by Michael J. Hartnett
                                   President & Chief Executive Officer
                                   Principal Executive Officer


August 11, 1998                    /s/ Anthony S. Cavalieri
                                   -----------------------------------
                                   by Anthony S. Cavalieri
                                   Vice President & Chief Financial Officer
                                   Principal Accounting Officer