Form 10-Q
period 1998-09-26
ROLLER BEARING CO OF AMERICA INC
filed 1998-11-09
CIK 1042465

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998
                                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number: 333-33085

                     ROLLER BEARING COMPANY OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       13-3426227
-------------------------------            -------------------------------------
(State or other jurisdiction of            (IRS Employer Indentification Number)
incorporation or organization)

                        60 ROUND HILL ROAD, FAIRFIELD, CT
                    ----------------------------------------
                    (Address of principal executive offices)

                                 203-255-1511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding twelve (12) months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at November 9, 1998
    ----------------------------          -------------------------------
    Common stock, $.01 par value                       100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                         PAGE

Part I         Financial Information

    Item 1.    Consolidated Balance Sheets -

               At September 26, 1998 (unaudited) and March 28, 1998      3

               Consolidated Statements of Operations - Three and Six Months ended September 26, 1998 (unaudited) and
               September 27, 1997 (unaudited)                            4

               Consolidated Statements of Cash

               Flows - Three and Six Months ended September 26, 1998
               (unaudited) and September 27, 1997 (unaudited)            5

               Notes to Consolidated Financial Statements                6 - 9

    Item 2.    Management's Discussion and Analysis of

               Financial Condition and Results of Operations             10 - 12

Part II        Other Information                                         13

Signatures                                                               14

Exhibit 27                                                               15

PART I

ITEM 1.  FINANCIAL INFORMATION

                        ROLLER BEARING COMPANY OF AMERICA, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 26,     MARCH 28,
                                                                       1998            1998
                                                                    ----------      ----------
                                                                    (Unaudited)
ASSETS

 Current assets:
  Cash                                                              $    2,701      $   10,625
  Accounts receivable, net                                              23,987          26,859
  Inventories                                                           43,822          38,563
  Prepaid expenses and other current assets                              2,331           1,996
                                                                    ----------      ----------

   Total current assets                                                 72,841          78,043
                                                                    ==========      ==========

  Property, plant and equipment, net                                    49,813          45,237
  Restricted marketable securities                                       6,012           4,005
  Goodwill, net of accumulated amortization of $3,821 at
   September 1998, and $3,420 at March 1998                             27,953          19,334
  Deferred financing costs, net of accumulated amortization
   of $1,255 at September 1998, and $766 at March 1998                   6,806           7,147
  Other assets                                                           3,009           2,639
                                                                    ----------      ----------

   Total assets                                                     $  166,434      $  156,405

LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
  Accounts payable                                                  $   12,322      $   12,925
  Accrued expenses and other current liabilities                        16,078          14,827
  Current portion of long-term debt                                      1,500           1,490
  Obligations under capital leases, current portion                      1,505           1,585
                                                                    ----------      ----------

   Total current liabilities                                            31,405          30,827

  Long term debt                                                       142,700         134,710

  Capital lease obligations, less current portion                        1,749           2,115

  Other noncurrent liabilities                                           3,675           3,675
                                                                    ----------      ----------

   Total liabilities                                                   179,529         171,327

 Stockholder's (deficit) equity:
  Common stock - $.01 par value; 1,000 shares
   authorized; issued and outstanding shares:
   100 shares at September 1998, and at March 1998                           -               -
  Additional paid-in capital                                              (759)           (759)
  Stock Warrants                                                         6,600           6,600
  Retained earnings (deficit)                                          (18,936)        (20,763)
                                                                    ----------      ----------
   Total stockholder's (deficit)                                       (13,095)        (14,922)

   Total liabilities and stockholder's (deficit)                    $  166,434      $  156,405
                                                                    ==========      ==========

                   See Notes to Consolidated Financial Statements

                             ROLLER BEARING COMPANY OF AMERICA, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (DOLLARS IN THOUSANDS)

                                       Three Months Ended                 Six Months Ended
                                   -----------------------------   -----------------------------
                                   September 26,   September 27,   September 26,   September 27,
                                       1998            1997            1998            1997
                                    ----------      ----------      ----------      ----------
Net sales                           $   36,001      $   32,309      $   73,481      $   60,971

Cost of sales                           25,261          22,855          51,940          43,141
                                    ----------      ----------      ----------      ----------

 Gross Margin                           10,740           9,454          21,541          17,830

Operating expenses:
 Selling, general and administrative     5,663           4,531          10,913           8,661
 Other expense, net of other income        165             234             337           1,022
                                    ----------      ----------      ----------      ----------
                                         5,828           4,765          11,250           9,683

 Operating income                        4,912           4,689          10,291           8,147

Interest expense, net                    3,748           3,311           7,191           4,894
                                    ----------      ----------      ----------      ----------

 Income before taxes and
   extraordinary charge                  1,164           1,378           3,100           3,253

Income tax expense                         478             565           1,271           1,334
                                    ----------      ----------      ----------      ----------

 Income before extraordinary charge        686             813           1,829           1,919

Extraordinary charge, net                    -               -               -             625
                                    ----------      ----------      ----------      ----------

 Net income                         $      686      $      813      $    1,829      $    1,294
                                    ==========      ==========      ==========      ==========



                   See Notes to Consolidated Financial Statements

                             ROLLER BEARING COMPANY OF AMERICA, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                      SEPTEMBER 26,   SEPTEMBER 27,
                                                                          1998            1997
                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   1,829       $   1,294
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation                                                               4,100           3,453
 Deferred income taxes                                                       (428)           (105)
 Amortization of goodwill                                                     401             289
 Amortization of deferred financing costs                                     489             333
 Extraordinary charge                                                           -             625
 Changes in working capital, net of acquisition:
  (Increase) decrease in accounts receivable                                3,813          (1,765)
  (Increase) decrease in inventories                                       (3,995)         (3,042)
  (Increase) decrease in prepaid expenses & other current assets             (332)           (542)
  (Increase) decrease in other non current assets                            (170)            434
  Increase (decrease) in accounts payable                                  (1,229)          1,207
  Increase (decrease) in accrued expenses & other current liabilities        (417)          4,995
  Increase (decrease) in other non-current liabilities                       (159)              -
                                                                        ---------       ---------

 Net cash provided (used) by operating activities                           3,902           7,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries                                               (11,088)         (3,721)
Purchase of property, plant & equipment, net                               (6,080)         (2,761)
Sale of restricted marketable securities                                   (3,000)              -
Purchase of restricted marketable securities                                  993             (93)
                                                                        ---------       ---------

 Net cash used in investing activities                                    (19,175)         (6,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit facility                        5,500         (24,627)
Issuance of Industrial Revenue Bonds                                        3,000               -
Payments of bank term loan                                                   (500)           (250)
Principal payments on capital lease obligations                              (651)           (692)
Proceeds from long-term debt                                                    -         126,000
Payments of long-term debt                                                      -         (27,488)
Dividend paid to parent company                                                 -         (56,219)
Financing fees paid in connection with the Recapitalization                     -          (8,164)
                                                                        ---------       ---------

 Net cash provided by financing activities                                  7,349           8,560

 Net increase (decrease) in cash                                           (7,924)          9,161

Cash, at beginning of year                                                 10,625             859
                                                                        ---------       ---------
Cash, at end of period                                                  $   2,701       $  10,020
                                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                               $   6,543       $   1,830
                                                                        =========       =========
 Income taxes                                                           $   1,098       $   1,011
                                                                        =========       =========

                   See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the three and six month periods ended September 26, 1998 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

All references to "Holdings" refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the parent and sole stockholder of the Company.

1.    ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On August 8, 1997, Bremen completed the acquisition of the Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of July 1, 1997, was approximately $3,640 and was accounted for under the purchase method of accounting. A deferred payment of $546, which was paid in December 1997 for the installation of certain equipment, has been classified as the purchase of property, plant and equipment. Additionally, a deferred payment of $749 was made in August 1998 for inventory acquired at closing. The purchase price has been allocated to the assets required and liabilities assumed based upon their respective estimated fair values.

On June 3, 1998, Miller completed the acquisition of the assets of Miller Bearing Company, Inc. ("MBC"), a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was approximately $11,088. The acquisition was accounted for as a purchase, resulting in approximately $2,138 allocable to tangible assets and $8,949 of excess of purchase price over net assets acquired allocable to goodwill.

The results of operations of Bremen and Miller subsequent to the effective dates of acquisition are included in the results of operations of the Company. Therefore, the results of the Company for the six months ended September 26, 1998 include Bremen and Miller results. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the seller of Miller, for the six months ended September 26, 1998, as if the acquisition took place at the beginning of fiscal 1998, are as follows:

                                        SIX MONTHS ENDED SEPTEMBER 27, 1997
                                      ---------------------------------------
                                      AS REPORTED  BREMEN & MILLER  PRO FORMA
                                      ---------------------------------------

Net Sales                              $ 60,971        $ 8,396       $ 69,367
Income before Extraordinary Charge     $  1,919        $   823       $  2,742
Net Income                             $  1,294        $   823       $  2,117

2.    DEBT

On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the "Recapitalization"). In connection with the financing of the Recapitalization, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes pay interest semiannually and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, or earlier under certain conditions specified in the indenture pursuant to which the Notes were issued (the "Indenture"). The Notes are unsecured and subordinated to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed, jointly and severally, on a senior subordinated basis by each of the wholly owned subsidiaries of the Company.

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However the summarized combined financial information of the subsidiary guarantors are as follows:

                                         SEPTEMBER 26,             MARCH 28,
Balance Sheet Data:                          1998                    1998
                                         -------------          -------------

            Current assets                 $ 24,505                $ 22,985
            Noncurrent assets                32,849                  21,061
            Total assets                   $ 57,354                $ 44,046
                                           --------                --------
            Current liabilities            $ 46,021                $ 36,647
            Noncurrent liabilities            1,291                     694
            Total liabilities              $ 47,312                $ 37,341
                                           --------                --------
            Stockholder's equity           $ 10,042                $  6,705

                                                  SIX MONTHS ENDED
                                         ------------------------------------
                                         SEPTEMBER 26,          SEPTEMBER 27,
    Operating Results                        1998                    1997
                                         -------------          -------------

            Net sales                      $ 32,921                $ 23,889
            Gross margin                   $  7,602                $  5,991
            Net income                     $  2,738                $  2,161

Total current liabilities include intercompany liabilities of $34,422 and $25, 936 as of September 26, 1998 and March 28, 1998, respectively. Net income includes a charge for corporate overhead allocated from the Company of $520 in both fiscal years 1998 and 1997, and a provision for income taxes of $1,902 and $1,502 in fiscal years 1998 and 1997, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $10,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of September 26, 1998 the Company had the ability to borrow up to an additional $37,600 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                             SEPTEMBER 26,         MARCH 28,
                                                                                 1998                1998
                                                                               ---------           ---------
SENIOR SUBORDINATED NOTES PAYABLE                                              $ 110,000           $ 110,000

CREDIT FACILITY
Term Loan, payable in quarterly installments of $250,
Commencing September 30, 1997, increasing annually thereafter to
$1,375 from September 20, 2001 with final payment due June 30, 2002;
bears interest at variable rates,
Payable monthly and quarterly for prime and LIBOR-based elections,
respectively                                                                      15,000              15,500

Revolving Credit Facility borrowings outstanding                                   5,500

INDUSTRIAL DEVELOPMENT REVENUE BONDS
Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a variable rate, payable monthly through September 2017    7,700               7,700

Series 1994 B bears interest at a variable rate, payable monthly
through September 2017                                                             3,000               3,000

Series 1998 tax-exempt industrial development bonds; bears interest at variable
rates, payable monthly through September 2021                                      3,000                   -
                                                                                --------            --------

Total debt                                                                       144,200             136,200

Less: current portion                                                              1,500               1,490

Long term debt                                                                  $142,700            $134,710
                                                                                ========            ========

The debt agreements require that the Company meet certain financial covenants, principally limiting the incurrence of additional indebtedness, the payment of dividends, and certain other transactions.

3.    EXTRAORDINARY CHARGE

The extraordinary charge for the six months ended September 26, 1997 resulted from the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization described above. The extraordinary charge was $1,059 and is reflected net of the related tax benefit of $434.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company's target markets, particularly, the aerospace industry, the cost of raw materials and the Company's ability to pass cost increases to its customers, the ability of the Company to expand into new markets, the ability of the Company to integrate recent acquisitions and other factors discussed from time to time in the reports filed by the Company with the Securities and Exchange Commission, which would cause actual results to differ materially.

The following discussion addresses the financial condition of the Company as of September 26, 1998 and the results of its operations for the three and six month periods ended September 26, 1998, compared to the same period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 1998 included in the Form 10-K.

THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

Net sales for the three months ended September 26, 1998 were $36,001, an increase of $3,692 or 11.4% over the three months ended September 27, 1997. The increase included sales totaling $2,129 from Miller, acquired effective March 1998. Net sales increased $1,563 or 4.8% without Miller sales. This increase was primarily due to strong sales to customers in the aerospace and construction industries.

Gross margin increased by $1,286 or 13.6% for the three months ended September 26, 1998, as compared to the comparable period last year, as a result of higher sales volume. Gross margin as a percentage of net sales increased 0.5% from 29.3% for the second quarter of fiscal 1998, to 29.8% in the second quarter of fiscal 1999, primarily as a result of strategic pricing, better operational performance through Kaizen management techniques, profitable new products, and machine tool capital enhancements.

Selling, general and administrative (SG&A) expenses increased by $1,132 or 25.0% for the three month period ended September 26, 1998 compared to the comparable period last year. The increase was primarily due to infrastructure costs necessary to support the expanded business as well as the additional expenses related to Miller. SG&A as a percentage of net sales increased from 14.0% for the second quarter of fiscal 1998 to 15.7% for the second quarter of fiscal 1999. The increase of 1.7% is primarily due to the infrastructure needed to support the expanded business. Other operating expenses decreased slightly by $69.

Operating income increased by $223 or 4.8% to $4,912 for the three months ended September 26, 1998 as compared to $4,689 for the corresponding period in the prior year. The increase primarily resulted from higher gross margin from higher sales volume, partially offset by higher SG&A.

Income before taxes and extraordinary charges decreased for the three month period ended September 26, 1998 to $1,164 from $1,378 for the same period last year, as a result of higher operating income, less higher interest expense resulting from the debt incurred in connection with acquisition financing and the Recapitalization.

Net income for the current quarter reflects a tax provision of $478 compared to $565 for the second quarter of fiscal 1998, an effective combined Federal and state tax rate of 41% in both years. Net income decreased by $127 to $686 from $813 for the corresponding period last year.

SIX MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 27, 1997

Net sales for the six months ended September 26, 1998 were $73,481, an increase of $12,510 or 20.5% over the six months ended September 27, 1997. The increase includes sales totaling $11,156 in fiscal 1998 from Bremen and Miller, acquired effective July 1997 and March 1998 respectively. Net sales increased $5,141 or 9.0% without Bremen and Miller sales. Fiscal 1997 sales includes $3,787 in Bremen sales. The primary reason for this increase was due to profitable new products and continued strong performance, particularly in the aerospace, airframe and construction industries.

Gross margin increased by $3,711 or 20.8% for the six months ended September 26, 1998 as compared to the comparable period last year, as a result of strategic pricing, better operational performance through Kaizen management techniques, and machine tool capital enhancements. Gross margin as a percentage of net sales increased from 29.2% for the first six months of fiscal 1998 to 29.3% for the first six months of fiscal 1999.

Selling, general and administrative (SG&A) expenses increased by $2,252 or 26.0% for the six month period ended September 26, 1998 compared to the comparable period last year. The increase is primarily due to infrastructure costs necessary to support the expanded business as well as the additional expenses related to the two acquired companies. SG&A as a percentage of net sales increased from 14.2% for the first six months of fiscal 1998, to 14.8% for the first six months of fiscal 1999. The 0.6% is primarily due to the infrastructure needed to support the expanded business. Other operating expenses decreased by $685 primarily due to charges relating to Recapitalization ($563) and other charges net of other income ($122) in fiscal 1998.

Operating income increased by $2,144 or 26.3% to $10,291 for the six months ended September 26, 1998 as compared to $8,147 for the corresponding period in the prior year. The increase primarily resulted from higher gross margin from higher sales volume, partially offset by higher SG&A and other operating expenses.

Income before taxes and extraordinary charges decreased for the six month period ended September 26, 1998 to $3,100 from $3,253, for the same period last year, as a result of higher operating income less higher interest expense resulting from the debt incurred in connection with acquisition financing and the Recapitalization.

Net income for the first six months ended September 26, 1998 reflects a tax provision of $1,271 compared to $1,334 for the first six months of fiscal 1997, an effective combined Federal and state effective tax rate of 41% in both years. Income before extraordinary charges decreased by $90 to $1,829 from $1,919 for the corresponding period last year. However, net income increased to $1,829 from $1,294 in fiscal 1998, due to an extraordinary charge relating to the early extinguishment of debt of $1,059 less related tax benefit of $434 ($625 net). The early extinguishment of debt related to the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 26, 1998 was $41,436 compared to $47,216 at March 28, 1998, a decrease of $5,780. For the six months ended September 26, 1998, the Company provided $3,902 from operating activities.

Cash used for investing activities for the six months ended September 26, 1998 was $19,175 which included $11,088 for the acquisition of Miller, with the remainder relating to capital expenditures of $6,080 less the sale of restricted securities of $993.

The Company had net cash inflows from financing activities of $7,349 partially resulting from a draw down on its revolving credit facility of $5,500. Additionally, in September 1998, the Company issued $3,000 in secured industrial revenue bonds which are due in 2021, which are to be used for construction or purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company. During the six month period ended September 26, 1998, the Company used $651 of funds for capital lease obligations and made payments of $500 on its bank term loan.

Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company is required to make scheduled principal payments which commenced in September 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

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

YEAR 2000

The Company has made a comprehensive assessment of its computer operations to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan and is utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects its Year 2000 conversion to be completed by March, 1999, but has also formulated contingency plans, which, in the event the Company's plans are delayed, may be implemented to minimize the risks of interruptions of the Company's business.

Costs related to this conversion to date are approximately $100, and are not expected to exceed $250. However, there can be no assurance that the systems of other companies on which the Company's system relies will also be converted on a timely basis. A failure to convert by another company could have an adverse effect on the Company's systems.

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

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    ROLLER BEARING COMPANY OF AMERICA, INC.

November 6, 1998                    /s/ Michael J. Hartnett
                                    ----------------------------------------
                                    By: Michael J. Hartnett
                                    President & Chief Executive Officer
                                    Principal Executive Officer

November 6, 1998                    /s/ Anthony S. Cavalieri
                                    ----------------------------------------
                                    By: Anthony S. Cavalieri
                                    Vice President & Chief Financial Officer
                                    Principal Accounting Officer