Form 10-Q
period 1998-12-26
ROLLER BEARING CO OF AMERICA INC
filed 1999-02-05
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 26, 1998
                                                 -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to _____________

                        Commission file number: 333-33085
                                                ---------

                     ROLLER BEARING COMPANY OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            13-3426227
-------------------------------                          -----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Indentification Number)


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

                                          Yes   /X/        No   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at February 4, 1999
    ----------------------------             -------------------------------

    Common stock, $.01 par value                         100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                          PAGE

Part I             Financial Information

         Item 1.   Consolidated Balance Sheets -

                   At December 26, 1998 (unaudited) and March 28, 1998    3

                   Consolidated Statements of Operations - Three and
                   Nine months ended December 26, 1998 (unaudited) and
                   December 27, 1997 (unaudited)                          4

                   Consolidated Statements of Cash
                   Flows - Three and Nine months ended December 26, 1998
                   (unaudited) and December 27, 1997 (unaudited)          5

                   Notes to Consolidated Financial Statements             6-9

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          10-12

Part II            Other Information                                      13

Signatures                                                                14

Exhibit 27                                                                15

PART I

ITEM 1.  FINANCIAL INFORMATION

                      ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 26,      MARCH 28,
                                                                    1998            1998
                                                                ------------    ------------
                                                                (Unaudited)
ASSETS

 Current assets:
  Cash                                                          $      2,726    $     10,625
  Accounts receivable, net                                            22,966          26,859
  Inventories                                                         46,973          38,563
  Prepaid expenses and other current assets                            2,068           1,996
                                                                ------------    ------------
    Total current assets                                              74,733          78,043
                                                                ------------    ------------
  Property, plant and equipment, net of accumulated
    depreciation of $32,019 at December, 1998 and
    $25,815 at March, 1998                                            49,429          45,237
  Restricted marketable securities                                     6,012           4,005
  Goodwill, net of accumulated amortization of $4,022
    at December 1998, and $3,420 at March 1998                        27,753          19,334
  Deferred financing costs, net of accumulated
    amortization of $1,502 at December 1998,
    and $766 at March 1998                                             6,578           7,147
  Other assets                                                         3,009           2,639
                                                                ------------    ------------
    Total assets                                                $    167,514    $    156,405
                                                                ============    ============

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

 Current liabilities:
  Accounts payable                                              $     11,308    $     12,925
  Accrued expenses and other current liabilities                      13,319          14,827
  Current portion of long-term debt                                    2,000           1,490
  Obligations under capital leases, current portion                    1,468           1,585
                                                                ------------    ------------

    Total current liabilities                                         28,095          30,827

  Long term debt                                                     146,825         134,710

  Capital lease obligations, less current portion                      1,598           2,115

  Other noncurrent liabilities                                         3,675           3,675
                                                                ------------    ------------

   Total liabilities                                                 180,193         171,327
                                                                ------------    ------------

 Stockholder's (deficit) equity:
  Common stock - $.01 par value; 1,000 shares authorized;
    issued and outstanding: 100 shares at December 1998,
    and at March 1998                                                      -               -
  Additional paid-in capital                                            (759)           (759)
  Stock Warrants                                                       6,600           6,600
  Retained earnings (deficit)                                        (18,520)        (20,763)
                                                                ------------    ------------
    Total stockholder's (deficit) equity                             (12,679)        (14,922)

   Total liabilities and stockholder's (deficit) equity         $    167,514    $    156,405
                                                                ============    ============


                      See Notes to Consolidated Financial Statements

                      ROLLER BEARING COMPANY OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                ---------------------------     ---------------------------
                                                DECEMBER 26,   DECEMBER 27,     DECEMBER 26,   DECEMBER 27,
                                                   1998            1997             1998           1997
                                                ------------   ------------     ------------   ------------
Net sales                                       $     34,063   $     34,282     $    107,544   $     95,253

Cost of sales                                         23,804         24,698           75,744         67,839
                                                ------------   ------------     ------------   ------------

  Gross Margin                                        10,259          9,584           31,800         27,414

Operating expenses:
  Selling, general and administrative                  5,714          4,821           16,627         13,482
  Other expense, net of other income                     177            326              514          1,348
                                                ------------   ------------     ------------   ------------
                                                       5,891          5,147           17,141         14,830

  Operating income                                     4,368          4,437           14,659         12,584

Interest expense, net                                  3,663          3,448           10,854          8,342
                                                ------------   ------------     ------------   ------------

  Income before taxes and extraordinary charge           705            989            3,805          4,242

Income tax expense                                       289            405            1,560          1,739
                                                ------------   ------------     ------------   ------------

  Income before extraordinary charge                     416            584            2,245          2,503

Extraordinary charge, net                                  -              -                -            625
                                                ------------   ------------     ------------   ------------

  Net income                                    $        416   $        584     $      2,245   $      1,878
                                                ============   ============     ============   ============






                      See Notes to Consolidated Financial Statements

                      ROLLER BEARING COMPANY OF AMERICA, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                DECEMBER 26,    DECEMBER 27,
                                                                   1998             1997
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $      2,245    $      1,877
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation                                                          6,210           5,277
 Deferred income taxes                                                  (428)            329
 Amortization of goodwill                                                601             433
 Amortization of deferred financing costs                                736             548
 Extraordinary charge                                                      -             625
 Changes in working capital, net of acquisition:
  (Increase) decrease in accounts receivable                           4,835            (644)
  (Increase) decrease in inventories                                  (7,146)         (3,550)
  (Increase) decrease in prepaid expenses & other
    current assets                                                       (69)           (604)
  (Increase) decrease in other non current assets                       (188)              -
  Increase (decrease) in accounts payable                             (2,243)           (199)
  Increase (decrease) in accrued expenses & other
    current liabilities                                               (3,177)          1,377
  Increase (decrease) in other non-current liabilities                  (159)              -
                                                                ------------    ------------

 Net cash provided (used) by operating activities                      1,217           5,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries                                          (11,088)         (3,846)
Purchase of property, plant & equipment, net                          (7,806)         (5,009)
Sale of restricted marketable securities                              (3,000)              -
Purchase of restricted marketable securities                             993             (93)

                                                                ------------    ------------
 Net cash used in investing activities                               (20,901)         (8,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in revolving credit facility                  10,500         (24,627)
Issuance of Industrial Revenue Bonds                                   3,000               -
Payments of bank term loan                                              (875)           (250)
Principal payments on capital lease obligations                         (840)           (986)
Proceeds from long-term debt                                               -         126,000
Payments of long-term debt                                                 -         (27,488)
Dividend paid to parent company                                            -         (56,219)
Financing fees paid in connection with the Recapitalization                -          (8,164)
                                                                ------------    ------------

 Net cash provided by financing activities                            11,785           8,266

 Net increase (decrease) in cash                                      (7,899)          4,787

Cash, at beginning of year                                            10,625             859
                                                                ------------    ------------
Cash, at end of period                                          $      2,726    $      5,646
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                      $     12,691    $      7,445
                                                                ============    ============
  Income taxes                                                  $      1,211    $      1,011
                                                                ============    ============

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

The results of operations for the three and nine month periods ended December 26, 1998 are not necessarily indicative of the operating results for the full year.

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

1.    ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On August 8, 1997, Bremen completed the acquisition of the assets of Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of July 1, 1997, was approximately $3,640 and was accounted for under the purchase method of accounting. A deferred payment of $546, which was paid in December 1997 for the installation of certain equipment, has been classified as the purchase of property, plant and equipment. Additionally, a deferred payment of $749 was made in August 1998 for inventory acquired at closing. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

On June 3, 1998, Miller completed the acquisition of the assets of Miller Bearing Company, Inc. ("MBC"), a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was approximately $11,088. The acquisition was accounted for under the purchase method of accounting, resulting in approximately $2,138 allocable to tangible assets and $8,949 of excess of purchase price over net assets acquired allocable to goodwill.

The results of operations of Bremen and Miller subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Therefore, the results of the Company for the nine months ended December 26, 1998 include Bremen and Miller results for the entire nine-month period. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the sellers of Bremen and Miller, for the nine months ended December 27, 1997, as if the acquisition took place at the beginning of this period, are as follows:

                                          NINE MONTHS ENDED DECEMBER 27, 1997
                                       -----------------------------------------
                                       AS REPORTED   BREMEN & MILLER   PRO FORMA
                                       -----------   ---------------   ---------
Net Sales                               $ 95,253        $ 10,572        $105,825
Income before Extraordinary Charge      $  2,503        $  1,183        $  3,686
Net Income                              $  1,878        $  1,183        $  3,061

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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However the summarized combined financial information of the subsidiary guarantors are as follows:

                                                    AS OF
                                         -----------------------------
                                         DECEMBER 26,       MARCH 28,
                                             1998             1998
                                         ------------     ------------
Balance Sheet Data:

  Current assets                         $     26,067     $     22,985
  Noncurrent assets                            32,420           21,061
                                         ------------     ------------
  Total assets                           $     58,487     $     44,046
                                         ------------     ------------

  Current liabilities                    $     46,005     $     36,647
  Noncurrent liabilities                        1,238              694
                                         ------------     ------------
  Total liabilities                      $     47,312     $     37,341
                                         ------------     ------------

  Stockholder's equity                   $     11,244     $      6,705


                                               NINE MONTHS ENDED
                                         -----------------------------
                                         DECEMBER 26,     DECEMBER 27,
                                             1997             1998
                                         ------------     ------------
Operating Results

  Net sales                              $     45,814     $     23,889
  Gross margin                           $     10,405     $      5,991
  Net income                             $      3,477     $      2,161

Total current liabilities include intercompany liabilities of $34,122 and $25, 936 as of December 26, 1998 and March 28, 1998, respectively. Net income includes a charge for corporate overhead allocated from the Company of $780 in both fiscal years 1999 and 1998, and a provision for income taxes of $2,416 and $2,366 in fiscal years 1999 and 1998, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $13,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of December 26, 1998 the Company had the ability to borrow up to an additional $29,600 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                     DECEMBER 26,      MARCH 28,
                                                                                          1998            1998
                                                                                     ------------     ------------
SENIOR SUBORDINATED NOTES PAYABLE                                                    $    110,000     $    110,000

CREDIT FACILITY
Term Loan, payable in quarterly installments of $250, commencing December 30,
1997, increasing annually thereafter to $1,375 from December 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, Payable monthly and
quarterly for prime and LIBOR-based elections, respectively                                14,625           15,500

Revolving Credit Facility borrowings outstanding                                           10,500                -

INDUSTRIAL DEVELOPMENT REVENUE BONDS
Series 1994 A due in annual installments of $180 beginning December 1, 2006, graduating to $815 on December 1, 2014 with final payment due on December 1,
2017; bears interest at a variable rate, payable monthly through December 2017              7,700            7,700

Series 1994 B bears interest at a variable rate, payable monthly through
December 2017                                                                               3,000            3,000

Series 1998 tax-exempt industrial development bonds; bears interest at variable
rates, payable monthly through December 2021                                                3,000                -
                                                                                     ------------     ------------

Total debt                                                                                148,825          136,200

Less: current portion                                                                       2,000            1,490
                                                                                     ------------     ------------

Long term debt                                                                       $    146,625     $    134,710
                                                                                     ============     ============


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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS)

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company's target markets, particularly, the aerospace industry, the cost of raw materials and the Company's ability to pass cost increases to its customers, the ability of the Company to expand into new markets, the ability of the Company to integrate acquisitions and other factors discussed from time to time in the reports filed by the Company with the Securities and Exchange Commission, which could cause actual results to differ materially.

The following discussion addresses the financial condition of the Company as of December 26, 1998 and the results of its operations for the three and nine month periods ended December 26, 1998, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 28, 1998 included in the Form 10-K.

THREE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1997

Net sales for the three months ended December 26, 1998 were $34,063, a decrease of $219 or 0.6% over the three months ended December 27, 1997. Net sales included sales totaling $1,987 from Miller, acquired effective March 1998. Net sales decreased $2,206 or 6.4% without Miller sales. The decrease in net sales is primarily attributed to a major customer falling behind on contractually committed orders, the elimination of certain unprofitable product lines and delays in component shipment from suppliers.

Gross margin increased by $675 or 5.7% to $10,259 for the three months ended December 26, 1998, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 2.1%, from 28.0% for the third quarter of fiscal 1998, to 30.1% in the third quarter of fiscal 1999. These increases are primarily a result of strategic pricing, better operational performance through Kaizen management techniques, profitable new products, and machine tool capital enhancements.

Selling, general and administrative (SG&A) expenses increased by $893 or 18.5% to $5,714 for the three month period ended December 26, 1998 as compared to the comparable period last year. The increase was primarily due to increased fixed infrastructure costs necessary to support the expanded business as well as the additional expenses related to Miller. SG&A as a percentage of net sales increased from 14.1% for the third quarter of fiscal 1998 to 16.8% for the third quarter of fiscal 1999. The increase of 2.7% is primarily due to the above and the lower sales base. Other operating expenses decreased by $149.

Operating income decreased by $69 or 1.6% to $4,368 for the three months ended December 26, 1998 as compared to $4,437 for the corresponding period in the prior year. The decrease primarily resulted from higher operating expenses more than offsetting the higher gross margin.

Income before taxes and extraordinary charges decreased for the three month period ended December 26, 1998 to $705 from $989 for the same period last year, as a result of lower operating income, somewhat higher interest expense resulting from a higher debt level compared to the same period last year.

Net income for the current quarter reflects a tax provision of $289 compared to $405 for the third quarter of fiscal 1998, reflecting an effective combined Federal and state tax rate of 41% in both periods. Net income decreased by $168 to $416 from $584 for the corresponding period last year.

NINE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO NINE MONTHS ENDED
DECEMBER 27, 1997

Net sales for the nine months ended December 26, 1998 were $107,544 an increase of $12,219 or 12.9% over the nine months ended December 27, 1997. The increase includes sales totaling $16,464 in fiscal 1999 from Bremen and Miller, acquired effective July 1997 and March 1998 respectively. Net sales increased $3,184 or 3.3% without Bremen and Miller sales. The nine-month period ended December 26, 1998 sales includes $7,429 in Bremen sales. The primary reason for this increase was due to the introduction of profitable new products and strong performance in the construction and defense parts of our business.

Gross margin increased by $4,386 or 16.0% to $31,800 for the nine months ended December 26, 1998 as compared to the comparable period last year, as a result of strategic pricing, better operational performance through Kaizen management techniques, and machine tool capital enhancements. Gross margin as a percentage of net sales increased from 28.8% for the first nine months of fiscal 1998 to 29.6% for the first nine months of fiscal 1999.

Selling, general and administrative (SG&A) expenses increased by $3,145 or 23.3% to $16,627 for the nine month period ended December 26, 1998 compared to the comparable period last year. The increase is primarily due to increased fixed infrastructure costs necessary to support the expanded business as well as the additional expenses related to the two acquired companies. SG&A as a percentage of net sales increased from 14.2% for the first nine months of fiscal 1998, to 15.5% for the first nine months of fiscal 1999. The 1.3% increase is primarily due to the factors described above. Other operating expenses decreased by $834 primarily due to charges relating to the Recapitalization ($563) and other charges net of other income ($271) in fiscal 1998.

Operating income increased by $2,075 or 16.5% to $14,659 for the nine months ended December 26, 1998 as compared to $12,584 for the corresponding period in the prior year. The increase primarily resulted from higher gross margin from higher sales volume, partially offset by higher SG&A and other operating expenses.

Income before taxes and extraordinary charges decreased for the nine month period ended December 26, 1998 to $3,805 from $4,242 for the comparable period last year, as a result of higher operating income less higher interest expense resulting from the debt incurred in connection with acquisition financing and the Recapitalization.

Net income for the nine months ended December 26, 1998 reflects a tax provision of $1,560 compared to $1,739 for the first nine months of fiscal 1998, reflecting an effective combined Federal and state tax rate of 41% in both periods. Income before extraordinary charges decreased by $258 to $2,245 from $2,503 for the corresponding period last year. However, net income increased to $2,245 from $1,878 in fiscal 1999, due to an extraordinary charge relating to the early extinguishment of debt of $1,059 less related tax benefit of $434 ($625 net) relating to fiscal year 1998. The early extinguishment of debt related to the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 26, 1998 was $46,710 compared to $47,216 at March 28, 1998, a decrease of $506. For the nine months ended December 26, 1998, the Company provided cash of $1,217 from operating activities compared to $5,469 for the comparable period last year. The decrease is primarily related to inventory build necessary to support fourth quarter shipments and the inventory impact of a major customer falling behind on contractually committed orders, and a drop in liabilities primarily related to interest payments made in the third quarter of Fiscal 1999.

Cash used for investing activities for the nine months ended December 26, 1998 was $20,901 which included $11,088 for the acquisition of Miller, with the remainder relating to capital expenditures of $7,806. Proceeds of $3,000 from the issuance of industrial revenue bonds are being held in a trust account, and $993 from such trust account was remitted to the Company in connection with qualifying equipment purchases.

The Company had net cash inflows from financing activities of $11,785 partially resulting from a draw down on its revolving credit facility of $10,500. Additionally, in December 1998, the Company issued $3,000 in secured industrial revenue bonds which are due in 2021, and which will be used for construction or purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company. During the nine month period ended December 26, 1998, the Company used $840 of funds for capital lease obligations and made payments of $875 on its Term Loans.

Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company is required to make scheduled principal payments which commenced in December 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

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

YEAR 2000

The Company has made a comprehensive assessment of its computer operations, including trading partner compliance and embedded chips, to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan, which was substantially completed by December, 1998, and is utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects its Year 2000 conversion to be fully completed by March, 1999, but has also formulated contingency plans, which, in the event the Company's plans are delayed, may be implemented to minimize the risks of interruptions of the Company's business.

Costs related to this conversion to date are approximately $175, and are not expected to exceed $250 in total. However, there can be no assurance that the systems of other companies on which the Company's system relies will also be converted on a timely basis. A failure to convert by another company could have an adverse effect on the Company's systems.

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

                              ROLLER BEARING COMPANY OF AMERICA, INC.

February 4, 1999                 /s/ Michael J. Hartnett
                                 ------------------------------------------
                                 By: Michael J. Hartnett
                                 President & Chief Executive Officer
                                 Principal Executive Officer


February 4, 1999                 /s/ Anthony S. Cavalieri
                                 ------------------------------------------
                                 By: Anthony S. Cavalieri
                                 Vice President & Chief Financial Officer
                                 Principal Accounting Officer