Form 10-K
period 1999-04-03
ROLLER BEARING CO OF AMERICA INC
filed 1999-06-30
CIK 1042465

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




 (Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   for the fiscal year ended April 3, 1999 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 333-33085



                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       13-3426227
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

60 Round Hill Road, Fairfield, CT                         06430
(Address of principal executive offices)               (Zip code)
Registrant's Telephone Number:  (203) 255-1511



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

Yes    X                   No
      -------                   --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of June 20, 1999, there were 100 shares of the registrant's Common Stock outstanding, all of which were held by Roller Bearing Holding Company, Inc., a Delaware corporation. There is no public market for the registrant's Common Stock.

Documents Incorporated by Reference:  None

         THIS ANNUAL REPORT OF ROLLER BEARING COMPANY OF AMERICA, INC. (THE "COMPANY") ON FORM 10-K CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS, AS CONTEMPLATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "INTEND," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR COMPARABLE TERMINOLOGY AND MAY INCLUDE, AMONG OTHER THINGS, EXPECTED GROWTH, BUSINESS STRATEGIES, FUTURE REVENUES, FUTURE SALES, FUTURE OPERATING PERFORMANCE, PLANS, OBJECTIVES, GOALS AND STRATEGIES OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED UPON INFORMATION CURRENTLY AVAILABLE IN WHICH THE COMPANY'S MANAGEMENT SHARES ITS KNOWLEDGE AND JUDGMENT ABOUT FACTORS THAT IT BELIEVES MAY MATERIALLY AFFECT THE COMPANY'S PERFORMANCE. THE FORWARD-LOOKING STATEMENTS ARE MADE IN GOOD FAITH BY THE COMPANY AND ARE BELIEVED BY THE COMPANY TO HAVE A REASONABLE BASIS. HOWEVER, SUCH STATEMENTS ARE SPECULATIVE, SPEAK ONLY AS OF THE DATE MADE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS AND COMPETITION, THE CYCLICAL NATURE OF THE COMPANY'S TARGET MARKETS, PARTICULARLY, THE AEROSPACE INDUSTRY, THE COST OF RAW MATERIALS AND THE COMPANY'S ABILITY TO PASS COST INCREASES TO ITS CUSTOMERS, THE ABILITY OF THE COMPANY TO EXPAND INTO NEW MARKETS, THE ABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS, AND OTHER FACTORS DISCUSSED IN ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WELL AS OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

         READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER DISCLOSURES MADE BY THE COMPANY IN THIS AND OTHER REPORTS THAT DISCUSS FACTORS GERMANE TO THE COMPANY'S BUSINESS.


PART I


ITEM 1.  BUSINESS

OVERVIEW

         The Company is a manufacturer and distributor of highly engineered precision roller, ball and plain bearings in the United States. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While the Company manufactures products in all major bearing categories, the Company focuses primarily on highly technical or regulated bearing products for niche markets. The Company targets the higher end of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved.

         The Company conducts and operates its business through three divisions: the RBC division; the Heim Bearings ("Heim") division; the Transport Dynamics Corporation ("TDC") division, and six wholly-owned subsidiaries: RBC Nice Bearings, Inc. ("Nice"); RBC Linear

Precision Products, Inc. ("LPP"); Bremen Bearings, Inc. ("Bremen"); Industrial Tectonics Bearings Corporation ("ITB"); Miller Bearing Company, Inc. ("Miller") and Tyson Bearing Company, Inc. ("Tyson"). The Company also has a wholly owned foreign sales subsidiary, Roller Bearing Company FSC, Inc. ("FSC").

FORMATION; CORPORATE STRUCTURE; ACQUISITIONS

         The Company was incorporated in Delaware in 1987. In July 1991, the Company's Chairman, President and Chief Executive Officer, Dr. Michael J. Hartnett, teamed up with affiliates of Aurora Capital Partners, L.P. ("Aurora") to implement a plan to acquire a series of small to medium size domestic companies in the roller and ball bearing industry. In March 1992, the Company's capital stock was acquired for $52 million by RBC Acquisition Company (which was incorporated in March, 1992 as a Delaware corporation), which was subsequently merged into the Company and the Company became a wholly-owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). Since 1992, the Company has acquired TDC, a manufacturer of plain bearings, for $5.8 million, Heim, a leading producer of rod end and ball bearings, for $6.8 million, LPP, a pioneer in grinding techniques for precision ball bearing screws, for $5.5 million, Nice, the oldest active brand name in the domestic bearing industry, for $7.5 million, and Bremen and Miller, manufacturers of rollers and needle bearings, for approximately $5.3 million and $11.1 million, respectively.

         The Company has historically acquired complementary bearing companies and integrated them effectively into its existing operations. Following an acquisition, management typically rationalizes operations, reduces overhead costs, develops additional cross-selling opportunities and establishes new customer relationships.

         The Company believes that there will continue to be consolidation opportunities within the bearing industry. The Company is currently in discussion with several companies that meet its strategic goals. Priority will be given to acquiring bearing companies with sales of between $15 million and $50 million. Additionally, the Company will seek smaller "fold-in" acquisitions, businesses whose products can be manufactured at the Company's existing facilities.

         While the Company believes that it has greatly benefited from the consolidation opportunities in the bearing industry and the acquisitions that the Company has pursued, there can be no assurance that such opportunities will continue to materialize or that the Company will be able to successfully capitalize on any such opportunities in the future.

RECENT DEVELOPMENTS

         RECAPITALIZATION

         On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement (the "Recapitalization Agreement") dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock, including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith (the "Recapitalization"). In connection with the Recapitalization, all of the outstanding preferred stock of Holdings ("Preferred Stock") was redeemed by Holdings and substantially all of the outstanding common stock of Holdings ("Holdings Common Stock") and warrants to purchase Holdings Common Stock

("Holdings Warrants") held by non-management stockholders of Holdings were redeemed or purchased by Holdings, or certain current stockholders or warrantholders of Holdings (including certain affiliates of Credit Suisse First Boston ("CSFB") and one of the purchasers of the Discount Debentures (as defined herein)).

         The Recapitalization was financed with the proceeds from the issuance by the Company of $110 million of 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes"), the incurrence by the Company of $16 million of term loans (the "Term Loans"), the issuance by Holdings of approximately $74.8 million in Senior Secured Discount Debentures (the "Discount Debentures") and warrants (the "Discount Warrants") to purchase 6,731 shares of Class A Common Stock, par value $.01 per share, of Holdings ("Class A Common Stock") for an aggregate gross consideration of $40 million. The Term Loans are a part of the senior credit facilities (the "Senior Credit Facilities") of the Company with a group of lenders, which also include a $54 million revolving credit facility (the "Revolving Credit Facility").

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

         Additionally, in connection with the Recapitalization, (i) the Company paid a dividend to Holdings in the amount of approximately $56.9 million (the "Dividend") to finance the Recapitalization, (ii) Holdings used the proceeds of the Dividend and the proceeds from the sale of the Discount Debentures and the Discount Warrants, to redeem Holdings Common Stock and Preferred Stock and to purchase Holdings Warrants for aggregate consideration of approximately $92.2 million, (iii) Holdings assigned its rights to purchase certain shares of Holdings Common Stock and Holdings Warrants under the Recapitalization Agreement to Dr. Michael J. Hartnett, certain affiliates of CSFB, OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund"), Kirk Morrison, The Sommers Family Trust and Mitchell Quain, (iv) Holdings repurchased (the "Hartnett Repurchase") 1,250 Holdings Warrants from Dr. Hartnett for an amount per share of Holdings Common Stock underlying such Holdings Warrants equal to $514 less the approximately $77 exercise price of such warrants (an aggregate of approximately $550,000), (v) Holdings issued warrants exercisable for 1,250 shares of Class B Supervoting Common Stock, par value $.01 per share, of Holdings ("Class B Common Stock") at an exercise price of $514 per share to Dr. Hartnett, (vi) Holdings loaned $500,000 to Dr. Hartnett (the "Hartnett Loan") to finance a portion of his purchase of Holdings Common Stock and Holdings Warrants referred to in clause (iii) above, (vii) Holdings paid to Dr. Hartnett a fee of $1 million (the "Hartnett Fee"), (viii) Holdings converted all of Dr. Hartnett's shares of Holdings Common Stock into shares of Class B Common Stock, and amended all Holdings Warrants held by Dr. Hartnett to provide that they be exercisable for shares of Class B Common Stock, (ix) the Company repaid outstanding indebtedness of approximately $52.1 million on its revolving credit facility (the "Existing Revolving Credit Facility") and its term loan (the "Existing Term Loan") both with Heller Financial, Inc., ("Heller") and (x) the Company and Holdings paid certain other fees and expenses, in the approximate aggregate amount of $10.4 million, payable in connection with the foregoing.

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

         As discussed herein, the Company incurred indebtedness in connection with the Recapitalization and is leveraged. The degree to which the Company is leveraged could have important consequences for the Company, including but not limited to, (i) impairing the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, (ii) impacting the portion of cash flow from operations available for general corporate needs (the "obligations"), (iii) impacting the Company's ability to compete against its less leveraged competitors and (iv) increasing the Company's vulnerability in the event of a downturn in any industry to which the Company markets its products or a downturn in the economy in general. Although the Company believes it will be able to pay its obligations as they come due, there can be no assurance that it will generate earnings in any future period sufficient to cover its fixed charges.

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

         MILLER ACQUISITION

         On June 3, 1998, Miller, a wholly owned subsidiary of the Company, completed the acquisition of Miller Bearing Company, Inc. ("MBC"), a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was approximately $11.1 million which included the assumption of certain liabilities of MBC. Miller discharged an aggregate of approximately $1.7 million of such assumed liabilities at closing, representing all notes payable assumed in the transaction. The acquisition was financed from proceeds from the sale of the Notes. Operations of Miller for March, 1998 were not material to the consolidated financial results of the Company.

         TYSON ACQUISITION

         On June 11, 1999, Tyson, a wholly owned subsidiary of the Company, completed the acquisition of the taper roller bearing operations of SKF USA, Inc., with facilities in Glasgow, Kentucky. The purchase was effective as of April 1, 1999. The Company paid approximately $10.2 million.

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

         The Company targets the higher end of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved. In fiscal 1999 (which commenced on March 29, 1998 and ended on April 3, 1999), the Company had sales to more than 2,500 customers with no single customer amounting to more than 6% of net sales. The Company believes its rapid turnaround on orders, custom designed engineering and strict adherence to quality and reliability provide it with significant competitive advantages. The Company's key customers include Caterpillar, John Deere, Boeing, Pratt & Whitney, General Electric, Bell Helicopter and Motion Industries.

         The Company sells primarily to domestic Original Equipment Manufacturers ("OEMs") and distributors in three markets: industrial, aerospace and government. Many of the Company's product offerings are in markets (market sizes between $30 million and $150 million) which require high service levels, extensive technical engineering support, short lead times and small production runs. In combination with the Company's efficient production processes, targeting such markets has allowed the Company to achieve its plan. Additionally, in an effort to generate more stable revenues, the Company has increased sales to the replacement market. Management estimates that currently over 60% of the Company's products are sold directly or indirectly for use in the replacement market.

         Although the Company operates as one manufacturing and operational segment, it sells products to various customer markets. As it relates to geographical data; during fiscal year 1999, the Company maintained no overseas manufacturing facilities but had foreign sales of $9.5 million or 6.4% of the Company's total sales.

         Approximately 64% of the Company's fiscal 1999 net sales were to the industrial market. The Company believes opportunities exist to increase sales in this market as a result of (i) increasing demand for industrial machinery in both the domestic and international markets, which is expected to expand existing OEM selling opportunities, (ii) growth in aftermarket demand as the installed base continues to expand and (iii) the increased emphasis being placed on maintenance and repair of capital goods given the increasing cost of such items.

         Approximately 31% of the Company's fiscal 1999 net sales were to the aerospace market for applications in commercial and military aviation. According to Boeing, worldwide air travel is expected to grow 75% between 1996 and 2006 and the world commercial aircraft fleet is expected to double by 2016. The Company provides bearings for virtually every model of commercial aircraft in production, as well as many military applications, and its customers include all major aerospace manufacturers. Sales to the aerospace market have been increasing as a percentage of total sales, a trend which the Company expects will continue.

         Approximately 5% of the Company's fiscal 1999 net sales were to the government. The Company expects sales to this market to remain stable in the foreseeable future due to (i) increased emphasis on repair and maintenance of existing military platforms, (ii) sole source supplier relationships and replacement part sales for existing programs and (iii) long product lives of existing programs, which should ensure steady sales relating to such programs for several years.

BUSINESS STRATEGY

         The Company has developed a business strategy that focuses on good profitability while growing, both internally and through acquisitions.

         Management believes that the Company's business strategy makes it well positioned to achieve continued growth and market share gains through (i) increasing sales to the aftermarket, (ii) continuing its focus on high margin niche markets where the Company believes it has a sustainable competitive advantage, (iii) penetrating new markets with innovative products, (iv) expanding international OEM and distributor sales and (v) acquiring other manufacturers which have complementary products, similar distribution channels or provide significant potential for margin enhancement.

COMPETITIVE STRENGTHS

         The Company believes that it has significant competitive strengths, including a strong management team with extensive managerial experience in the bearing industry, excellent design and manufacturing capabilities, long-term customer relationships, the Company's focus on niches of the bearing market, the Company's proprietary manufacturing processes, its low cost operations and the Company's commitment to service.

BEARING INDUSTRY

         Bearings are integral to the manufacture and operation of machines and mechanical systems. Bearings serve to reduce the wear to moving parts, ensure proper power transmission and reduce damage and energy loss caused by friction. Demand for bearings generally follows the market for products in which bearings are incorporated and the general economy as a whole. Purchasers of bearings include (i) automotive manufacturers, (ii) industrial equipment and machinery manufacturers, (iii) producers of commercial and military aerospace equipment,
(iv) agricultural machinery manufacturers and (v) construction and specialized equipment manufacturers. The Company estimates that approximately one-third of all bearings manufactured are for use in the automobile industry, a market in which the Company has recently begun to participate in strategic areas.

         The domestic bearing market is comprised of three primary product categories: ball bearings, roller bearings and plain bearings. Ball bearings are used for high-speed applications;

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

CUSTOMERS AND MARKETS

         The Company supplies bearings to OEMs and distributors in the industrial, aerospace and government markets. The industrial OEM market continues to be the largest market for the Company, accounting for 46% of the Company's fiscal 1999 net sales. While the Company's sales in its target markets have historically been concentrated on OEMs, the Company has recently shifted its focus in the aerospace and industrial markets towards replacement part sales. The Company believes this generates more stable revenues. The Company's top ten customers were responsible for generating 22% of the Company's fiscal 1999 net sales and no single customer was responsible for generating more than 6% of fiscal 1999 net sales. Five of the Company's top ten customers are distributors and the remaining five are OEMs.

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

         The Company manufactures a wide range of roller, ball and plain bearings for industrial uses by customers including Caterpillar, John Deere, Euclid Hitachi, Motion Industries, Applied Industrial Technologies, and Kaman. See "Products." Sales to the industrial market accounted for 64% of the Company's fiscal 1999 net sales. Approximately 72% of such sales were to OEMs while 28% were to distributors. Within the industrial market, the Company sells to the construction and mining equipment, material handling, machine tools and energy and natural resources markets. The Company believes that the diversification of its sales among the various markets of the industrial bearings market reduces its exposure to downturns in any individual market.

         AEROSPACE

         Bearings are used in numerous applications within airplanes, helicopters and aircraft engines. The aerospace market utilizes spherical plain bearings, rod ends, journal bearings and thin section ball bearings. Bearings are regularly replaced on aircraft in conjunction with routine maintenance procedures and include such items as high precision ball and roller bearings and metal-to-metal and self-lubricating plain bearings. Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications.

         The Company's penetration of the commercial aerospace market expanded through the acquisitions of TDC and Heim. Sales to the aerospace market accounted for 31% of the Company's fiscal 1999 net sales. Of this total, 59% reflected sales to OEMs and the remaining 41% were to distributors. Management estimates that over 75% of commercial aerospace net sales are actually used as replacement parts since a portion of OEM sales also are ultimately intended for replacement market use. Sales of products for use in the aftermarket helped the Company's sales over the past five years. The Company supplies bearings for commercial aircraft, commercial aircraft engines and private aircraft manufacturers, as well as to various military contractors for airplanes, helicopters and missile systems. Aerospace customers include Boeing, Lockheed-Martin, Bell Helicopter, General Electric, Pratt & Whitney, Allied Signal, Aviation Sales and WS Wilson.

         Essential to servicing the aerospace market is the ability to obtain product approvals. The Company has in excess of 20,000 product approvals, which enable it to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the Federal Aviation Administration ("FAA") designated OEMs who are Production Approval Holders ("PAHs") of FAA approved aircraft. These PAHs provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Recent regulatory changes enacted by the FAA provide for an independent process (the PMA process), which enables suppliers who currently sell their products to the PAH, to sell products to the aftermarket. The Company has submitted over 6,100 PMA applications and has received over 1,000 approvals to date. There is no assurance that the Company will receive approvals on all or any of its submissions. To the extent that such approvals do not materialize, the Company's ability to service the aerospace market could be adversely affected.

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

         Government sales accounted for 5% of the Company's fiscal 1999 net sales, consisting primarily of replacement bearings on programs for which the Company is the sole source supplier. Despite cutbacks in the overall defense budget during the 1990s, appropriations for maintenance and repairs for product platforms serviced by the Company have remained stable. Military programs for which the Company supplies component products include airplanes, helicopters, turbine engines and armored vehicles.

         While a significant portion of the Company's sales are directly or indirectly to the government, related military or other government projects, no significant portion of such sales are subject to renegotiation of profits or termination of contracts at the election of the government. However, compliance with various government regulations may be required. Violations of such regulations could result in termination of the Company's contracts, which may have material adverse effects on the Company's operations. In addition, the consolidation and combination of defense manufacturers may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts sold by the Company. Such factors could result in a material adverse effect on the Company.

PRODUCTS

         The Company's products and services include five broad categories: plain bearings, roller bearings, ball bearings, linear precision products and refurbishment, each of which includes both standard and highly specialized and customized products. Within the five major categories that encompass the Company's product offerings, its major bearing products include heavy duty needle roller bearings, cam follower bearings, metal-to-metal, ball bearing and self-lubricating rod ends and spherical bearings, high precision ball and roller bearings, precision ball screws and semi-precision unground ball bearings. Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads.

         PLAIN BEARINGS

         Plain bearings accounted for approximately 31% of the Company's fiscal 1999 net sales. In general, plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Spherical plain bearings are designed for heavy equipment applications. Spherical plain bearings and rod end bearings are used in the aerospace market in the same applications as airframe control ball bearings. Heim and TDC produce Teflon(R) fabric lined sleeves for the aerospace market.

         ROLLER BEARINGS

         Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures three basic types of roller bearings: heavy duty needle roller bearings with inner rings, track rollers and aircraft roller bearings. The sale of roller bearings accounted for 37% of the Company's fiscal 1999 net sales. Track rollers have widespread use in heavy industrial machinery applications. The Company is a leading producer of roller bearings for use in helicopters. The Company offers several needle roller bearing designs produced at the Bremen and Miller facilities. Needle bearings are used in various industrial applications and in certain U.S. military aircraft platform bearing applications that require high load carrying capability in a confined space. The product is also used as a shaft for another type of bearing or to support rotating components in mechanical or electromechanical devices. The Company produces this product in bearing quality steel but also has the capability to produce this product from various grades of low carbon, stainless or tool steel.


         BALL BEARINGS

         The Company manufactures four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings. Ball bearings accounted for 29% of the Company's fiscal 1999 net sales. High precision aerospace bearings are primarily sold to customers in government or the defense industry that require more technically sophisticated bearing products providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings which use extremely thin cross sections and give specialized machinery manufacturers many advantages. The Company is also involved in two niche markets: unground ball bearings and specialty inch and metric ball bearings.

         LINEAR PRECISION PRODUCTS

         LPP produces precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. Linear precision products accounted for approximately 2% of the Company's fiscal 1999 net sales. LPP's products are primarily used in the machine tool industry where the Company believes significant opportunities to cross-sell the Company's other products exist. LPP also serves many new, replacement and repair markets through an agreement with Warner Electric, a division of Dana Corporation.

         BEARING REFURBISHMENT PROGRAM

         ITB has developed a bearing refurbishment center. Management estimates this to be a $60 million market which historically has not been well served. Bearing refurbishment accounts for approximately 1% of the Company's fiscal 1999 net sales. The Company believes that, as an OEM manufacturer of bearing components, it is well positioned to serve this industry. Refurbished bearings offer the end user a significant savings and provide the equivalent service level. As material costs are minimal and most primary machining and grinding operations are not required to operate in this market, the opportunity exists for higher margins. The Company believes bearing refurbishment will continue to be a growing market, but does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

         The RBC Linear Precision Products facility has upgraded their precision ball screw repair facility to allow them to focus on this growing market. Management estimates this to be a $60 million market which has been fragmented in the past among many small companies. The Company believes that LPP, as an OEM manufacturer of precision ball screws, it is well positioned to service this industry. As this is a service-oriented business, the opportunity exists for higher margins. The Company does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

NEW PRODUCTS

         The Company develops and acquires new products and determines new applications for existing products. Some of the Company's recent new product introductions in the industrial market include: the RBC self-lubricated, fibrinoid lined spherical plain bearing, designed to meet an increasing demand for products that are not lubricated and totally maintenance free; the NBC heavy duty needle roller bearing series; a commercial thin section ball bearing, which the Company developed by capitalizing on ITB's expertise in the aerospace industry and adapted for industrial use; and the Spherco self-lubricated fiberglide rod end, a maintenance-free rod end with reduced radial play.

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

MANUFACTURING AND OPERATIONS

         The Company's production processes are designed to reduce costs and improve overall profitability. Using its operating strategy, the Company endeavors to design its manufacturing process so that machine and labor utilization are optimized and total costs are reduced. Cost savings are generated through management of monthly product line profit and loss. On a monthly basis, gross margins of every product line within each product group are reviewed. The Company monitors the progress of its efficiency efforts on an ongoing basis, both monthly and quarterly, and reacts quickly to resolve problems or capitalize on unanticipated opportunities.

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

         INTEGRATION OF ACQUISITIONS

         The Company has demonstrated an ability to institute programs which improve the performance of acquired companies. The process involves applying the Company's operating strategy, rationalizing the product offerings and appropriately capitalizing the acquisition.

MARKETING

         The Company's marketing strategy is aimed at increasing sales within its three primary market sectors and targeting specific profitable niche products. To effect this strategy, the Company seeks to expand into geographic areas not previously served by it and continues to capitalize on new markets and industries for existing and new products. The Company employs a technically proficient sales force and also utilizes marketing managers, product managers, customer service representatives and product application engineers in its selling efforts.

         Despite the difficulties inherent in the development of a quality, technically astute, sales force in the bearing industry, the Company has been able to accelerate the growth of its sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program, implemented in 1995, which has graduated 19 professionals. The Company will continue to hire and develop expert sales professionals and strategically locate them to implement its expansion strategy. Today, the Company employs strategically located sales professionals nationwide in its sales and marketing effort.

         The Company has placed an emphasis on increasing sales to distributors serving the spare parts aftermarket in the Company's key industry markets. Sales to this market tend to be less cyclical as they arise out of end users' needs for replacement bearings on existing equipment. See "Customers and Markets." Management estimates that sales to the replacement market exceeded

60% of the Company's fiscal 1999 net sales. Management intends to continue to focus on building distributor sales volume.

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

         While the Company believes that it has significant strengths over several of its competitors, many of its competitors are more diversified than the Company, have greater resources than the Company and possess greater market share in certain markets of the bearing industry. In addition, the Company relies on certain of its competitors for its own raw materials and in certain circumstances, produces products for and sells products to its competitors for resale under such competitors' names. See "Suppliers and Raw Materials."

BACKLOG

         As of April 3, 1999, the Company had a backlog of $69.1 million as compared to a backlog of $78.2 million as of March 28, 1998. The decrease at fiscal year end 1999 can be attributed to three factors; a strategic decision to exit low margin product segments, the completion of fiscal 1999 shipments against multi-year aerospace orders which were placed in fiscal 1999, and orderbook decreases in the agriculture, oilfield and mining industries due to lower overall demand from these three industries. The Company has historically maintained a strong backlog of orders. The Company sells many of its products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by the Company and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, the Company believes that it is not practical or prudent for most customers, including many of the Company's largest customers, to shift their bearing business to other suppliers.

EMPLOYEES

         The Company had approximately 1,275 employees at April 3, 1999.

         Currently, collective bargaining agreements with the United Auto Workers (UAW) cover substantially all the hourly employees at the Company's West Trenton, New Jersey, Fairfield, Connecticut and Bremen, Indiana plants, and a collective bargaining agreement with the United Steelworkers (USWA) covers substantially all the hourly employees at the Company's Kulpsville, Pennsylvania plant. The West Trenton agreement expires on July 1, 2001; the Fairfield Agreement expires on January 31, 2002; the Bremen agreement expires on July 16, 1999 and the Kulpsville agreement expires on October 23, 1999. All other hourly employees are non-unionized.

         The Company considers its relations with its employees to be satisfactory and has not experienced a significant work stoppage in over thirteen years. However, there can be no assurance that additional employees who are not represented by unions will not elect to be so represented in the future or that any of the collective bargaining agreements will be renewed when they expire or that the Company will not experience strikes, work stoppages or other situations.

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

         At the West Trenton, New Jersey facility, the previous facility owner has been investigating and remediating the land where the facility is located since the mid-1980s. The previous owner both indemnified the Company with respect to its cleanup obligations and is performing the cleanup pursuant to a consent order with the New Jersey Department of Environmental Protection. The Company has not contributed to the costs of remediation at this facility, and does not expect to do so with respect to conditions existing at the time the Company acquired the facility.

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

         Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and rededication plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commence by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April of 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. While the Company believes that its total investigation and cleanup costs will not exceed $200,000, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200,000 estimate.

         The Company's Recapitalization in 1997 also triggered ISRA obligations at its West Trenton facility, obligating the Company to investigate all possible past hazardous substances releases, and to cleanup any resulting contamination, at that facility. Under ISRA, investigation requirements for facilities that are currently being remediated pursuant to an earlier ISRA-triggering transaction may be merged into that ongoing ISRA investigation. In this case, the West Trenton facility has been the subject of an ongoing ISRA (and its predecessor statute) groundwater investigation and remediation by the facility's prior owner since the Company's acquisition of the facility in 1987. Accordingly, the New Jersey regulatory authorities have informed the Company that its ISRA obligations triggered by the 1997 Recapitalization are being satisfied by the prior owner's ongoing ISRA investigation and remediation. That investigation has not found any additional contamination that would require remediation beyond that which continues to be performed by the facility's prior owner.

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

         Future events, such as new releases of hazardous substances, new information concerning past releases of hazardous substances, changes in existing Environmental Laws or their interpretation, and more rigorous enforcement by regulatory authorities, may give rise to additional expenditures, compliance requirements or liabilities that could have a material adverse effect on the financial condition and results of the operations of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

         The principal executive offices of the Company are comprised of 13,728 square feet of owned office space located at the Heim division in Fairfield, Connecticut which it owns. The Company conducts manufacturing in approximately 80,000 square feet at such facility where it manufactures plain bearing product, both Teflon(R) lined and metal to metal and commercial ball bearings. The Company also owns: (i) a facility in Hartsville, South Carolina, consisting of approximately 104,000 square feet of manufacturing space, occupied by the RBC division, at which facility the Company manufacturers the smaller end of all of the RBC division's product lines, and performs the initial machining operations for a large percentage of the product manufactured in the West Trenton, New Jersey facility; (ii) a facility in Kulpsville, Pennsylvania, consisting of approximately 130,000 square feet of manufacturing space, occupied by Nice, at which facility the Company manufactures commercial ground and unground ball bearings; (iii) a facility in Rancho Dominguez, California, consisting of approximately 69,100 square feet of manufacturing space, occupied by ITB, at which facility the Company manufactures high precision ball and roller bearings for the aerospace industry, thin section ball bearings and large diameter cam followers; (iv) a facility in Santa Ana, California consisting of approximately 80,000 square feet of manufacturing space, occupied by the TDC division, at which facility the Company manufactures journal bearings and spherical plain bearings; (v) a facility in Walterboro, South Carolina, consisting of approximately 40,000 square feet of manufacturing space, occupied by LPP, at which facility the Company manufactures ball screws, ball spline and ball screw actuator product lines and (vi) 48,000 square feet of manufacturing space in Bremen, Indiana, occupied by Miller, at which facility the Company produces needle bearings. Additionally the Company leases: (i) 55,000 square feet of manufacturing space in West Trenton, New Jersey, occupied by the RBC division, at which facility the Company manufactures heavy duty needle roller bearings for the aerospace industry as well as the RBC division's larger diameter heavy duty needle roller bearings and single fracture spherical plain bearings; (ii) 22,000 square feet of space in Waterbury, Connecticut (iii) a facility in Bremen, Indiana consisting of approximately 64,000 square feet of manufacturing space, occupied by Bremen, at which facility the Company manufacturers needle roller bearings and (iv) approximately 240,000 square feet of manufacturing space in Glasgow, Kentucky, at which facility the Company manufacturers tapered roller bearings.

         The lease for the West Trenton, New Jersey facility expires on February 28, 2009, the lease for the Waterbury, Connecticut facility expires on March 31, 2001, a portion of the lease for the Bremen, Indiana facility expires on July 16, 2002 and the lease for the Glasgow, Kentucky facility expires on June 30, 2005.

         At the Company's facility in Waterbury, Connecticut, its Engineered Components Division ("ECD"), has recently come on line as a Computer Numerically Controlled Turning center. The mission of ECD is to be a manufacturer of turned rings for the other operating units of the Company. The operation currently has 22 employees and approximately $2.4 million in equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         As of April 3, 1999, there were 100 shares of common stock, par value $.01 per share, of the Company ("Company Common Stock") outstanding, all of which were held by Holdings. There is no established public trading market for the Company Common Stock.

         As of April 3, 1999, there were 6,075 shares of Holdings Class A Common Stock outstanding, held by 22 holders and 3,748 shares of Holdings Class B Common Stock outstanding held by Michael J. Hartnett. In fiscal year 1999, Dr. Hartnett converted 200 shares of Class B supervoting stock to Class A. These shares were sold to Mrs. Kristen Larsen and to a trust for the benefit of Mr. Larsen. In addition, as of April 3, 1999, there were outstanding warrants and options to purchase up to an additional 16,200.5 shares of Holdings Class A Common Stock and 10,077 shares of Holdings Class B Common Stock.

DIVIDENDS

         The Company, as a wholly owned subsidiary of Holdings, from time to time will pay dividends (and has paid the Dividend in connection with the Recapitalization) to Holdings from funds legally available therefore to fund Holdings' operations. No cash dividends have been declared by Holdings on the Common Stock in the last three (3) years. Holdings intends to retain earnings to finance the development and growth of its business. Accordingly, Holdings does not anticipate that any dividends will be declared on the Holdings Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Board of Directors of the Company and Holdings. Further, the Company's ability to declare and pay dividends on the Company Common Stock is restricted by certain covenants in the credit agreement relating to the Senior Credit Facilities (the "Credit Agreement") and the Indenture. Holdings' ability to pay and declare dividends is restricted by certain covenants in the indenture related to the Discount Debentures (the "Discount Indenture").

UNREGISTERED SALES OF STOCK

         In connection with the Recapitalization, Holdings assigned its right under the Recapitalization Agreement to purchase certain shares of Holding's Common Stock and Holdings Warrants to Dr. Hartnett, certain affiliates of CSFB, the Oaktree Fund, Kirk Morrison, The Sommers Family Trust and Mitchell Quain. In addition, in connection with the Recapitalization, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock to Dr. Hartnett and issued the Discount Warrants to the Oaktree Fund and Northstar (as defined herein). See "Item 1. Business -- Recent Developments--Recapitalization."

         Pursuant to the Stock Option Plan (as defined herein), Holdings has issued options to purchase 1,728 shares of Holdings Class A Common Stock in fiscal year 1998 and 410 shares of

Holdings Class A Common Stock in fiscal year 1999, and as a result thereof was obligated to issue additional warrants to purchase 407.5 shares of Holdings Class A Common Stock to the Oaktree Fund and Northstar pursuant to certain anti-dilution provisions of the Discount Warrants.

ITEM 6.  SELECTED FINANCIAL DATA



The selected financial data presented below for the both of the fiscal years in the two-year period ended April 3, 1999 has been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, and the selected financial data presented below for each of the fiscal years in the three-year period ended March 29, 1997 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young, LLP. The information presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

                                                                    FISCAL YEAR ENDED

                                                        April 1    March 30       March 29    March 28     April 3,
                                                         1995        1996           1997(a)    1998(b)     1999(c)
                                                       ----------------------------------------------------------
                                                                         (dollars in thousands)
Statement of Operations Data:

Net Sales                                           $  73,904   $  82,233      $  93,427   $ 136,009    $ 147,932
Operating Income                                    $   6,656   $   9,687      $  13,202   $  10,600    $  21,073
Extraordinary Charge, Net                           $      --   $     995      $      --   $     625    $      --
Net Income (Loss)                                   $     101   $     827      $   4,640   $  (1,917)   $   3,895


Balance Sheet Data:

Total Assets                                        $ 106,136   $ 110,182      $ 124,513   $ 156,405    $ 164,819
Total Debt                                          $  60,816   $  56,079      $  62,815   $ 136,200    $ 145,075
Cash Dividends                                      $      --   $      --      $      --   $  56,977    $      --
Stockholder's Equity(Deficit)                       $  22,187   $  35,785      $  37,372   $ (14,922)   $ (11,027)
                                                       ----------------------------------------------------------


---------------------
(a) Includes the results of operations for LPP and Nice following their respective effective dates of acquisition in October 1996 and February 1997.
(b) Includes the results of operations for Bremen following the effective date of its acquisition in July 1997.
(c)  Includes the results of operations for Miller for the full fiscal year

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES

         The Company's net sales increased by approximately 8.8%, or $11.9 million, to $147.9 million for fiscal 1999 from $136.0 million for fiscal 1998. Net sales growth in fiscal 1999 occurred both through internal growth in the Company's existing businesses and through acquisitions. Net sales for fiscal 1999 included $8.5 million related to the Miller acquisition which was effective March 1998. Net sales for the Company excluding the Miller acquisition increased by $3.4 million or 2.5% from fiscal 1998.

     GROSS MARGIN

         Gross margin increased by approximately 15.4%, or $6.0 million, to $44.8 million for fiscal 1999 from $38.8 million for fiscal 1998. Gross margin as a percentage of sales increased from 28.5% to 30.3%. These increases are primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques, the elimination of certain unprofitable product lines and machine tool capital enhancements.

    OPERATING EXPENSES

         SG&A expenses increased by approximately 18.0%, or $3.5 million, to $23.0 million for fiscal 1999 from $19.5 million in fiscal 1998. SG&A expenses as a percentage of net sales increased from approximately 14.3% in fiscal 1998 to approximately 15.6% in fiscal 1999. The increase was primarily attributable to increased fixed infrastructure costs necessary to support the expanded business. Key additions to operating management were directly related to the margin improvement experienced in fiscal 1999. A full year of expenses by the newly acquired Miller also contributed to the higher level of expenses. Other operating expenses decreased to $0.7 million in fiscal 1999 from a total of $8.7 million in the prior year primarily due to one time charges of $7.8 million in fiscal 1998 for expenses related to the extension of warrants and the Recapitalization.

     OPERATING INCOME

         Operating income increased by approximately 98.8%, or $10.5 million, to $21.1 million for fiscal 1999 from $10.6 million for fiscal 1998. Excluding the $7.8 million in fiscal 1998 one time other expenses, operating income increased by $2.7 million, or approximately 14.7% for the current year primarily due to higher gross margin partially offset by higher SG&A expenses


     INTEREST EXPENSE

         Interest expense for the fiscal year was $14.5 million compared to $11.8 million for the prior year. The increase of $2.7 million is primarily related to higher debt incurred in connection with the Recapitalization and the Miller acquisition.

INCOME BEFORE TAXES AND EXTRAORDINARY CHARGE

         Income before taxes and extraordinary items increased by $7.8 million to $6.6 million for fiscal 1999 compared to a loss of $1.2 million in fiscal 1998. The increase is primarily due to higher operating income of $10.5 million partially offset by higher interest expense of $2.7 million.

     NET INCOME

         Net income for fiscal 1999 reflects a tax provision of $2.7 million compared to a benefit of $0.1 million for fiscal 1998. Net income increased by $5.8 million to $3.9 million in the current year compared to a loss of $1.9 million for fiscal 1998. Fiscal 1998 results include an extraordinary charge related to the write-off of unamortized deferred financing costs in connection with the Company's early extinguishment of debt. The extraordinary charge was $1.0 million and is reflected net of the related income tax benefit of $0.4 million.

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

         The Company took a charge to operations of $7.1 million for compensation expenses relating to the exercise of warrants in connection with the Recapitalization of $0.5 million and the extension of the term of a number of warrants of $6.6 million. This extension was deemed to constitute the issuance of new warrants, with a resulting charge to earnings. Other operating expenses increased to $1.5 million in fiscal 1998 from $1.4 million for fiscal 1997.


 OPERATING INCOME


         Operating income decreased by approximately 19.7%, or $2.6 million, to $10.6 million for the current year versus $13.2 million for fiscal 1997. Excluding a $7.1 million compensation charge, operating income increased by $4.5 million, or approximately 34.3%, to $17.7 million for the current year compared to $13.2 million for last year. The increase is primarily related to the higher gross margin resulting from higher sales volume, partially offset by higher SG&A expenses.

    INTEREST EXPENSE

         Interest expense for fiscal 1998 was $11.8 million as compared to $5.3 million for fiscal 1997. The increase of $6.5 million is primarily related to the debt incurred in connection with the Recapitalization.


    INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY CHARGE

         The Company had a loss before taxes and extraordinary charge of $1.2 million in fiscal 1998 as compared to income of $7.8 million in fiscal 1997. This decrease of $9.0 million is primarily due to higher interest expense of $6.5 million and the $7.1 million compensation charge partially offset by the $4.5 million increase in operating income.

    EXTRAORDINARY CHARGE

         The Company took an extraordinary charge for the year ended March 28, 1998 related to the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization. The extraordinary charge was $1.0 million and is reflected net of the related tax benefit of $0.4 million.

    NET INCOME (LOSS)

         The Company had a net loss of $1.9 million for fiscal 1998 compared to net income of $4.6 million for the prior year. The $6.5 million decrease between fiscal 1998 and fiscal 1997 is the result of the $9.0 million decrease in income before taxes and extraordinary charge less the tax expense deduction of $3.1 million plus the extraordinary charge of $0.6 million related to the write-off of deferred finance fees associated to debt retired as part of the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $3.7 million for fiscal 1999, versus $12.8 million in fiscal 1998. The decrease of $9.1 million is primarily the result of an inventory build of $5.1 million to enable the company to be more competitive in the industrial marketplace and higher disbursement levels of $3.6 million relating to year end cutoffs and all other of $0.4 million.

         Cash used in investing activities increased by $11.1 million to $21.6 million in fiscal 1999 from $10.5 million in fiscal 1998 primarily related to higher acquisition and capital expenditure costs of $7.2 million and $2.9 million, respectively, and all other of $1.0 million.

         The Company had net cash inflows from financing activities of $7.6 million primarily due to draw downs on our revolving credit facility of $7.5 million, proceeds from Industrial Revenue Bonds of $3.0 million, less principal payments on bank loans and capital lease obligations of $2.9 million.

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

         The Company believes that borrowings available under the Revolving Credit Facility, cash flow from operations and cash on hand will provide adequate funds for ongoing operations, planned capital expenditures and debt service payments for the foreseeable future. The Company's ability to incur indebtedness is limited by the terms of the Credit Agreement, the Indenture and the Discount Debentures.

YEAR 2000

         The Company has made a comprehensive assessment of its computer operations, including trading partner compliance and embedded chips, to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan, which was substantially completed by March, 1999, utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects the final phases of its Year 2000 conversion to be fully completed by July, 1999, but has also formulated contingency plans, which, in the event the Company's plans are delayed, may be implemented to minimize the risks of interruptions of the Company's business.

         Costs related to this conversion to date are approximately $0.2 million, and are not expected to exceed $0.3 million in total. However, there can be no assurance that the systems of other companies on which the Company's system relies will also be converted on a timely basis. A failure to convert by another company could have an adverse effect on the Company's systems.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 3, 1999 AND MARCH 28, 1998 AND FOR
                               EACH OF THE THREE
                 FISCAL YEARS IN THE PERIOD ENDED APRIL 3, 1999


Report of Independent Public Accountants - Arthur Andersen LLP                          F - 2

Report of Independent Auditors - Ernst & Young LLP                                      F - 3

Consolidated Statements of Operations                                                   F - 4

Consolidated Balance Sheets                                                             F - 5

Consolidated Statements of Cash Flows                                                   F - 6

Consolidated Statements of  Stockholder's Equity (Deficit)                              F - 7

Notes to Consolidated Financial Statements                                              F - 8 to F - 22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Roller Bearing Company of America, Inc.

We have audited the accompanying consolidated balance sheets of Roller Bearing Company of America, Inc. (a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) as of April 3, 1999 and March 28, 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the two fiscal years in the period ended April 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roller Bearing Company of America, Inc. as of April 3, 1999 and March 28, 1999, and the results of its operations and its cash flows for the two fiscal years in the period ended April 3, 1999 in conformity with generally accepted accounting principles.

                                      /s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
May 27, 1999,
(except with respect
to the matter disclosed
in Note 14, as to which the
date is June 11, 1999).

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
Roller Bearing Company of America, Inc.

We have audited the accompanying consolidated statements of operations, stockholder's equity (deficit) and cash flows of Roller Bearing Company of America, Inc. (a wholly-owned subsidiary of Roller Bearing Holding Company, Inc.) for the year ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Roller Bearing Company of America, Inc. for the year ended March 29, 1997, in conformity with generally accepted accounting principles.

                              /S/ ERNST & YOUNG LLP

White Plains, New York
May 9, 1997

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                  FISCAL YEAR ENDED
                                                                  ---------------------------------------------------
                                                                      APRIL 3,            MARCH 28,    MARCH 29,
                                                                        1999             1998             1997
                                                                  ---------------------------------------------------


Net sales                                                                $ 147,932        $ 136,009        $  93,427

Cost of sales                                                              103,165           97,223           64,215
                                                                  ---------------------------------------------------

Gross margin                                                                44,767           38,786           29,212

Operating expenses:
     Selling, general and administrative                                    23,008           19,492           14,537
     Other expense, net of other income                                        686            1,547            1,473

     Compensation related to warrants                                           -             7,147              -
                                                                  ---------------------------------------------------
                                                                            23,694           28,186           16,010

Operating income                                                            21,073           10,600           13,202

Interest expense, net                                                       14,465           11,761            5,338
                                                                  ---------------------------------------------------

Income (loss) before taxes and extraordinary charge                          6,608          (1,161)            7,864

Income tax expense                                                           2,713             131             3,224
                                                                  ---------------------------------------------------

Income (loss) before extraordinary charge                                    3,895          (1,292)            4,640

Extraordinary charge, net
                                                                                 -              625                -
                                                                  ---------------------------------------------------

Net income (loss)                                                         $  3,895       $  (1,917)         $  4,640
                                                                  ---------------------------------------------------
                                                                  ---------------------------------------------------

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        APRIL 3,          MARCH 28,
                                                                                          1999              1998
                                                                                     ---------------    --------------
ASSETS

       Current assets:
            Cash                                                                           $    291         $  10,625
            Accounts receivable, net                                                         26,693            26,859
            Inventories                                                                      44,939            38,563
            Prepaid expenses and other current assets                                         2,098             1,996
                                                                                     ---------------    --------------
                 Total current assets                                                        74,021            78,043
                                                                                     ---------------    --------------

       Property, plant and equipment, net of accumulated depreciation of
            $33,718 at April 3, 1999 and $25,815 at March 28, 1998                           49,309            45,237
       Restricted marketable securities                                                       5,118             4,005
       Excess of cost over net assets acquired, net of accumulated amortization
            of $4,221 at April 3, 1999 and $3,420 at March 28, 1998                          27,553            19,334
       Deferred financing costs, net of accumulated amortization of $1,735 at
            April 3, 1999, and $766 at March 28, 1998                                         6,344             7,147
       Other assets                                                                           2,474             2,639
                                                                                     ---------------    --------------
                 Total assets                                                            $  164,819         $ 156,405
                                                                                     ---------------    --------------
                                                                                     ---------------    --------------

LIABILITIES AND STOCKHOLDER'S DEFICIT

       Current liabilities:
            Accounts payable                                                             $   11,214         $  12,925
            Accrued expenses and other current liabilities                                   13,655            14,827
            Current portion of long-term debt                                                10,500             1,490
            Obligations under capital leases, current portion                                 1,208             1,585
                                                                                     ---------------    --------------
                 Total current liabilities                                                   36,577            30,827

       Long term debt                                                                       134,575           134,710

       Capital lease obligations, less current portion                                        1,635             2,115

       Other noncurrent liabilities                                                           3,059             3,675
                                                                                     ---------------    --------------
                 Total liabilities                                                          175,846           171,327
                                                                                     ---------------    --------------

       Stockholder's deficit:
            Common stock - $.01 par value; 1,000 shares authorized; 100 shares issued and outstanding
                 at April 3, 1999, and at March 28, 1998                                          -                 -
            Stock Warrants                                                                    6,600             6,600
            Retained (deficit) earnings                                                     (17,627)          (21,522)
                                                                                     ---------------    --------------
                 Total stockholder's deficit                                                (11,027)          (14,922)
                                                                                     ---------------    --------------
                 Total liabilities and stockholder's deficit                             $  164,819         $ 156,405
                                                                                     ---------------    --------------
                                                                                     ---------------    --------------




                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                        FISCAL YEAR ENDED
                                                                                              -----------------------------------
                                                                                               APRIL 3,    MARCH 28,    MARCH 29,
                                                                                                1999          1998         1997
                                                                                              ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                         $   3,895    $  (1,917)   $   4,640
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                                              8,175        7,137        5,348
        Deferred income taxes                                                                       562       (1,987)         934
        Amortization of excess of cost over net assets acquired                                     801          577          578
        Amortization of deferred financing costs                                                    969          766          215
        Compensation related to warrants                                                             --        6,600           --
        Extraordinary charge, net                                                                    --          625           --
        Changes in working capital, net of acquisition:
             (Increase) decrease in accounts receivable                                           1,107       (6,622)      (1,219)
             (Increase) in inventories                                                           (5,112)         (46)      (1,118)
             (Increase) decrease in prepaid expenses & other current assets                         (70)        (433)         416
             (Increase) decrease in other non current assets                                       (777)         (38)         102
             Increase (decrease) in accounts payable                                             (2,336)       1,163        3,014
             Increase (decrease) in accrued expenses & other current liabilities                 (2,839)       6,617          148
             Increase (decrease) in other non-current liabilities                                  (670)         420         (358)
                                                                                              ---------    ---------     ---------

        Net cash provided by operating activities                                                 3,705       12,862       12,700

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries                                                                 (11,088)      (3,937)     (12,121)
    Purchase of property, plant & equipment, net                                                 (9,434)      (6,510)      (5,819)
    (Purchase) sale of restricted marketable securities, net                                     (1,113)        (104)         263
                                                                                              ---------    ---------     ---------
        Net cash used in investing activities                                                   (21,635)     (10,551)     (17,677)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net (decrease) increase in revolving credit facility                                          7,500      (24,627)       8,236
    Proceeds from long-term debt                                                                  3,000      126,000           --
    Payments of long-term debt                                                                       --      (27,488)          --
    Payments of bank term loan                                                                   (1,625)        (500)      (1,500)
    Principal payments on capital lease obligations                                              (1,279)      (1,348)      (1,266)
    Dividend paid to parent company                                                                  --      (56,977)          --
    Financing fees paid in connection with the Recapitalization                                      --       (7,605)          --
                                                                                              ---------    ---------     ---------

        Net cash provided by financing activities                                                 7,596        7,455        5,470

        Net (decrease) increase in cash                                                         (10,334)       9,766          493

Cash, at beginning of year                                                                       10,625          859          366
                                                                                              ---------    ---------     ---------
Cash, at end of year                                                                          $     291    $  10,625    $     859
                                                                                              ---------    ---------     ---------
                                                                                              ---------    ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest                                                                             $  13,213    $   7,826    $   5,378
                                                                                              ---------    ---------     ---------
                                                                                              ---------    ---------     ---------
         Income taxes                                                                         $     587    $   1,107    $     425
                                                                                              ---------    ---------     ---------
                                                                                              ---------    ---------     ---------


                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                         RETAINED
                                                          ADDITIONAL    EARNINGS/
                                                COMMON     PAID-IN    ACCUMULATED
                                                STOCK      CAPITAL      (DEFICIT)        TOTAL
                                              -----------------------------------------------------

Balance at March 30, 1996                          $   -     $ 35,831     $  (3,099)     $ 32,732
   Net income                                          -            -         4,640         4,640
                                              -----------------------------------------------------
Balance at March 29, 1997                              -       35,831         1,541        37,372
   Dividend paid to Parent                             -      (35,831)      (21,146)      (56,977)
   Warrant grant                                       -        6,600             -         6,600
   Net loss                                            -                     (1,917)       (1,917)
                                              -----------------------------------------------------
Balance at March 28, 1998                              -        6,600       (21,522)      (14,922)
  Net income                                           -            -         3,895         3,895
                                              -----------------------------------------------------
Balance at April 3, 1999                           $   -     $  6,600    $  (17,627)    $ (11,027)
                                              -----------------------------------------------------
                                              -----------------------------------------------------



                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND BUSINESS

Roller Bearing Company of America, Inc., ("RBC" or the "Company") is a wholly owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). On March 31, 1992, Holdings acquired all of the outstanding shares of RBC pursuant to an Agreement and Plan of Reorganization. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price ($20,100) over the fair market value of the tangible net assets acquired by Holdings has been pushed down and recorded as excess of cost over net assets acquired by the Company.

The Company operates in one business segment in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings. The Company sells to a wide variety of original equipment manufacturers ("OEMs") and distributors who are primarily domestic but widely dispersed geographically.

On June 23, 1997, pursuant to a Redemption and Warrant Purchase dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the "Recapitalization"). In connection with the Recapitalization, the Company issued the Senior Subordinated Notes and incurred the Term Loans described in Note 5. The proceeds therefrom were utilized to pay a dividend to Holdings to finance the redemption of a substantial portion of its common stock, all of its preferred stock and certain outstanding warrants to purchase common stock, and to pay certain Recapitalization fees and expenses. This transaction was further financed from the proceeds of certain debt issued directly by Holdings. In addition, a new group of investors (who were not previously stockholders of Holdings) purchased shares of common stock and warrants to purchase common stock of Holdings, directly from certain stockholders of Holdings. The redemption of shares and warrants was treated by Holdings as a recapitalization transaction.

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

In February 1997, RBC Nice Bearings, Inc. ("Nice"), a wholly owned subsidiary of the Company, purchased substantially all of the assets and assumed certain liabilities of a corporation that manufactures ground or semi-ground specialty and ball bearings. The acquisition was accounted for under the purchase method of accounting. The purchase price (approximately $7,500) has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

In August 1997, Bremen Bearings, Inc. ("Bremen"), a wholly-owned subsidiary of the Company, completed the acquisition of the Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The purchase was effective as of July 1, 1997. The acquisition was accounted for under the purchase method of accounting. The total cost through April 3, 1999 of $5,632 was subject to certain adjustments and subsequent conditions. Thus, the $3,937 investment in subsidiary consists of $3,640 paid at closing and $297 paid to date for post-closing related expenses. A deferred payment of $473, which was paid in December 1997 for the installation of certain equipment, has been classified as the purchase of property, plant and equipment. Additionally, a deferred payment of $749 was paid in August 1998 for inventory. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

On June 3, 1998, Miller Bearings, Inc. ("Miller"), a wholly owned subsidiary of the Company, completed the acquisition of the assets of Miller Bearing Company, Inc., a manufacturer of pins, rollers and screw machine products with facilities in Bremen, Indiana. The aggregate purchase price for the acquisition, which was effective as of March 1, 1998, was approximately $11,088. The acquisition was accounted for under the purchase method of accounting, resulting in approximately $2,139 allocable to tangible assets and $8,949 of excess of purchase price over net assets acquired allocable to goodwill.

The results of operations of LPP, Nice, Bremen and Miller subsequent to the effective dates of acquisition are included in the results of operations of the Company. Therefore, the results of the Company for the year ended April 3, 1999 include LPP, Nice, Bremen and Miller for the entire fiscal year. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners for the years ended March 28, 1998 and March 29, 1997, as if the acquisitions took place on April 1, 1996, are as follows (unaudited):


                                                MARCH 28, 1998         MARCH 29, 1997
                                                --------------         --------------
Net sales                                            $148,882             $ 133,975

Income before extraordinary charge                   $    176             $   7,758

Net income                                           $   (449)            $   7,758



3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The consolidated financial statements include the accounts of RBC, and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), LPP, Nice, Bremen, Miller and Roller Bearing FSC, Inc. ("FSC"), as well as its Transport Dynamics ("TDC") and Heim ("Heim") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, the fiscal 1999 reporting year contained 53 weeks.

INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

                                                      APRIL 3, 1999             MARCH 28, 1998
                                                      -------------             --------------

Raw material                                          $  2,521                   $  2,139

Work in process                                         14,287                     16,482

Finished goods                                          28,131                     19,942
                                                      --------                   ---------

Total inventories                                     $ 44,939                    $38,563
                                                      --------                   ---------
                                                      --------                   ---------



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

Property, plant and equipment are summarized as follows:

                                                       APRIL 3, 1999                     MARCH 28, 1998
                                                       -------------                     --------------
Land                                                      $ 7,579                             $ 7,537

Buildings                                                  11,697                                8,987

Machinery & equipment                                      63,751                              54,528
                                                          -------                              ------

Total property, plant & equipment                          83,027                              71,052

Less:  accumulated depreciation                           (33,718)                            (25,815)
                                                          -------                              ------

Property, plant and equipment, net                        $49,309                             $45,237
                                                          -------                              ------
                                                          -------                              ------



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


IMPAIRMENT

The Company follows Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.



RECENTLY ISSUED ACCOUNTING STANDARDS
During the year the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". No detailed segment data is required to be disclosed under this pronouncement as the Company operates in a single reportable segment; the manufacture and distribution of various types of bearing products. As it relates to geographical data; during fiscal year 1999, the Company maintained no overseas manufacturing facilities but had foreign sales of $9,534 or 6.4% of the Company's total sales.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement, which became effective June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate the adoption of this standard will have a material effect on the financial statements.



4.  RESTRICTED MARKETABLE SECURITIES

Restricted marketable securities, which are classified as available for sale, consist of short-term investments of $5,118 and $4,005 at April 3, 1999 and March 28, 1998, respectively, which were purchased with proceeds from industrial development revenue bonds issued by the Company during fiscal 1999 and 1995. The use of these investments is restricted primarily for capital expenditure requirements in accordance with the applicable loan agreement and, accordingly, are classified as long-term. These investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less, and are carried at market value, which approximates cost. Fixed maturities consist of U.S. Treasury Notes and are stated at amortized cost, which approximates market.

5.  DEBT

In connection with the financing of the Recapitalization disclosed in Note 1, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes"). The Notes pay interest semi-annually and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, as well as, earlier under certain conditions specified in the indenture (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the wholly-owned subsidiaries of the Company.

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summarized combined financial information of the subsidiary guarantors are as follows:

                                                APRIL 3,1999              MARCH 28,1998
                                                ------------              -------------

Balance Sheet Data
     Total current assets                       $ 27,475                    $ 22,985
     Noncurrent assets                            34,825                      21,061
                                                ------------              -------------
          Total assets                            62,300                      44,046

     Total current liabilities                    42,129                      34,805
     Noncurrent liabilities                        4,207                         694
                                                ------------              -------------
          Total liabilities                       46,336                      35,499
Stockholder's equity                            $ 15,964                    $  8,547
                                                ------------              -------------
                                                ------------              -------------



                                                APRIL 3,1999              MARCH 28, 1998            MARCH 29, 1997
                                                ------------              --------------            --------------
Operating Results
     Net sales                                  $63,851                   $54,935                   $23,858
                                                --------                  --------                  --------
                                                --------                  --------                  --------
     Gross margin                               $15,255                   $13,142                   $ 6,065
                                                --------                  --------                  --------
                                                --------                  --------                  --------
     Income before extraordinary charge         $ 6,007                   $ 5,582                   $ 2,539
                                                --------                  --------                  --------
                                                --------                  --------                  --------
     Net income                                 $ 6,007                   $ 5,582                   $ 2,539
                                                --------                  --------                  --------
                                                --------                  --------                  --------

Total current liabilities shown above of the subsidiary guarantors includes intercompany liabilities of $26,717 and $22,816 as of April 3, 1999 and March 28, 1998, respectively. Income before extraordinary charge includes a provision for income taxes of $4,174, $3,879 and $1,764 in fiscal years 1999, 1998 and 1997, respectively. Intercompany allocations have been eliminated in each fiscal year.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). The interest rate on the Term Loan is based on LIBOR plus 2.5%. The applicable interest rate margin is determined on the first day of each fiscal period based on the Company's leverage ratio, as defined. The rate in effect at April 3, 1999 was 7.5%.

At April 3, 1999, $13,899 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds, described below. A letter of credit fee of 2.5% per annum payable quarterly in arrears is required on the outstanding amount of the letter of credit. As of April 3, 1999 the Company had the ability to borrow up to an additional $32,601 under the Revolving Credit Facility. Borrowings outstanding under this facility as of April 3, 1999 were $7,500. A commitment fee of 0.5% per annum payable quarterly in arrears is required on the unused portion of the Revolving Credit Facility.

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

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority ("SC JEDA") which provides for borrowings up to $10,700 under two industrial development revenue bonds and during fiscal 1999 the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (the "Bonds" or "IRBs"). The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. As of April 3, 1999, $9,591 of the proceeds have been expended, and the remaining $5,118 (including accumulated interest of $1,009) is invested by the trustee in marketable securities. The SC JEDA Bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The letter of credit is equal to the aggregate principal amounts of the Bonds plus not less than thirty-five days' interest thereon, calculated at 15% per annum ($13,899). The Company's obligation to its lender is secured pursuant to the provisions of the Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                    APRIL 3, 1999                MARCH 28, 1998
                                                                                    -------------                --------------

SENIOR SUBORDINATED NOTES PAYABLE                                                        $110,000                      $110,000

CREDIT FACILITY
Term Loan, payable in quarterly installments of $250,
commencing September 30, 1997, increasing annually
thereafter to $1,375 from September 20, 2001 with final payment due
June 30, 2002; bears interest at variable rates, payable monthly
and quarterly for prime and LIBOR-based elections, respectively                            13,875                        15,500

Revolving Credit Facility borrowings outstanding                                            7,500                            --

INDUSTRIAL DEVELOPMENT REVENUE BONDS
Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a variable rate, payable monthly through December 2017.             7,700                         7,700

Series  1994;  bears  interest  at a  variable  rate,  payable  monthly
through December 2017.                                                                      3,000                         3,000

Series 1998 tax-exempt industrial development bonds; bears interest at
variable rates, payable monthly through December 2021                                       3,000                            --
                                                                                    -------------                --------------

TOTAL DEBT                                                                                145,075                       136,200

LESS:  CURRENT PORTION                                                                     10,500                         1,490
                                                                                    -------------                --------------

LONG TERM DEBT                                                                           $134,575                      $134,710
                                                                                    -------------                --------------
                                                                                    -------------                --------------


The current portion of long term debt for the year ended April 3, 1999 includes $7,500 borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

Maturities of long-term debt during each of the following five fiscal years and thereafter are as follows:


      2000                                          $ 10,500
      2001                                             4,250
      2002                                             3,875
      2003                                             2,750
      2004                                                 0
      Thereafter                                     123,700
                                                     -------
      Total                                         $145,075
                                                     -------
                                                     -------


The estimated fair value of the Company's debt approximates the book value as of April 3, 1999 and March 28, 1998.

6.  OBLIGATIONS UNDER CAPITAL LEASES

Machinery and equipment additions under capital leases amounted to $422, $582 and $804 in fiscal 1999, 1998 and 1997, respectively. The average imputed rate of interest on these leases is 7.2%, 8.4% and 8.7% in fiscal year 1999, 1998 and 1997, respectively. The aggregate present value of future minimum lease payments under these leases at April 3, 1999 are as follows:

     2000                                    $   933
     2001                                        685
     2002                                        527
     2003                                        583
     2004                                        115
                                          -----------
     Total                                   $ 2,843
                                          -----------
                                          -----------

7.  PENSION PLANS

At April 3, 1999, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania and its Bremen subsidiary plant in Bremen, Indiana. Additionally, during 1998, the Company terminated a noncontributory defined benefit pension plan covering union employees in its RBC plant in West Trenton, New Jersey, effective May 31, 1997. The anticipated distribution of plan assets was $5.0 million, of which $4.8 million had been distributed through April 3, 1999. The remaining $0.2 million is currently considered sufficient to fund any final expenses.

Pension expense has been determined in accordance with the principles of SFAS No. 87, "Employers' Accounting for Pensions" which requires use of the "projected unit credit" method for financial reporting. The Company's policy is to fund pension plans in accordance with the requirements of the Employee Retirement Income Security Act. In 1998, the company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which mandated changes in disclosure for pension plans.

Plan assets are comprised primarily of U.S. government securities, corporate bonds, and stocks. The plans provide benefits of stated amounts based on a combination of an employee's age and years of service.

The following tables set forth net periodic benefit cost of the Company's plans, and total pension benefit expense for the three fiscal years in the period ended April 3, 1999:

Components  of net periodic benefit cost:                            1999                1998                 1997
                                                                    -------             ------              --------
    Service Cost                                                    $ 361                $ 277               $ 291
    Interest Cost                                                     621                  507                 680
    Actual return on plan assets                                     (869)                (638)               (757)
    Amortization of prior service cost and deferrals                  (75)                 (45)                 41
    Amortization of (gains) losses                                     --                   (6)                 --
                                                                    -------             ------              --------
    Net periodic benefit cost of the Company's plans                 $ 38                $  95               $ 255
                                                                    -------             ------              --------
                                                                    -------             ------              --------


The following tables set forth the funded status of the Company's pension benefit plans, the amount recognized in the balance sheets of the Company at April 3, 1999 and March 29, 1998 and the principal weighted-average assumption inherent in their determination:

Change in benefit obligation:                                 1999        1998
         Benefit obligation at beginning of year          $  9,042    $  8,062
         Service cost                                          286         207
         Interest cost                                         621         507
         Actuarial (gain) loss                                  --         618
         Benefits paid                                        (364)       (352)
                                                          --------    --------
         Benefit obligation at end of year                   9,585       9,042
                                                          --------    --------

Change in plan assets:
         Fair value of plan assets at beginning of year      9,866       9,182
         Actual return on plan assets                        1,394       1,104
         Employer contributions                                264          --
         Benefits paid                                        (363)       (352)
         Administrative expense                                (74)        (68)
                                                          --------    --------
         Fair value of plan assets at end of year           11,087       9,866
                                                          --------    --------

Reconciliation of funded status at end of year:
         Funded status                                       1,502         825
         Unrecognized prior service cost                      (823)       (410)
         Unrecognized actuarial net (gain) loss               (935)       (897)
                                                          --------    --------
         Prepaid (accrued) benefit cost                   $   (256)   $   (482)
                                                          --------    --------
                                                          --------    --------



Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the funded status information were as follows:

                                                                      1999               1998                1997
                                                               ----------------------------------------------------------
Discount rate                                                         7.0%               7.0%                7.5%
Expected long-term rate of return on plan assets                      9.0%               8.5%                8.5%

The Company recognized a minimum pension liability of $0 and $18 at April 3, 1999 and March 28, 1998 respectively, for the union pension plans, which represents the excess of the accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset to the extent of previously unrecognized prior service cost ($0 and $18, at April 3, 1999 and March 28, 1998, respectively).

In addition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by participants through employee contributions and by Company contributions equal to a percentage of eligible employee compensation. Employer contributions under this plan amounted to $1,439, $627 and $386 in fiscal 1999, 1998 and 1997, respectively.

Effective September 1, 1996 the Company adopted a non-qualified supplemental retirement plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employees' annual salary, which vest in full after three years of service following the effective date of the SERP. Expenses in connection with the SERP were not material during 1999 or 1998.

8.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company offers certain postretirement health care and life insurance benefits to employees covered by collective bargaining contracts who retire after attaining specific age and length of service requirements. The Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" in fiscal 1996 but had previously recorded the contractual liability in purchase accounting and as part of its decision to restructure certain operations; thus, the adoption of SFAS No. 106 had an immaterial effect on the Company's financial statements. SFAS No. 106 requires that the projected future cost of providing postretirement benefits be recognized as an expense when employees render service instead of when benefits are paid. In 1998, the Company adopted SFAS No 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" which mandated changes in disclosure for retiree healthcare plans.

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


                                                                      FISCAL YEAR  FISCAL YEAR
                                                                           1999       1998
                                                                      ------------ -----------

Accrued Benefit Cost at Beginning of Year                                 $ 2,576    $ 1,979
Net Periodic Benefit Cost                                                     114         70
Actual Benefit Payments                                                      (133)      (111)
Adjustment for Settlements                                                     --        638
                                                                          --------   -------
Accrued Benefit Cost at Year End                                          $ 2,557    $ 2,576
                                                                          --------   -------
                                                                          --------   -------


The net periodic postretirement benefit cost for the fiscal years ended, are as follows:


                                                                       FISCAL YEAR ENDED
                                                      --------------------------------------------------
                                                         APRIL 3,           MARCH 28,        MARCH 29,
                                                           1999               1998             1997
                                                      --------------       ----------     --------------
    Service cost                                             $  70             $ 60            $ 15
    Interest cost                                              179              165              127
    Prior service cost amortization                           (135)            (155)            (108)
                                                      --------------       ----------     --------------
                                                             $ 114             $ 70            $  34
                                                      --------------       ----------     --------------
                                                      --------------       ----------     --------------


The Company has contractually capped its liability for certain groups of future retirees. As a result, there is no health care trend associated with these groups. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 1.2% for these plans; the annual service and interest cost components in the aggregate would not be materially affected. The discount rate used in determining the accumulated postretirement benefit obligation for the plans was 7% for fiscal years 1999 and 1998 and 7.5% for fiscal year 1997.

9.  INCOME TAXES

The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:


                                                                                  FISCAL YEAR ENDED
                                                               -----------------------------------------------------
                                                                     APRIL 3,       MARCH 28,    MARCH 29,
                                                                      1999            1998        1997
                                                               -----------------------------------------------------

            Federal statutory tax rate                               34.0%           (34.0%)     34.0%
            State income taxes -- net of federal tax benefit          5.5%            23.7%       5.0%
            Amortization of goodwill                                  3.0%            16.0%       1.5%
            Other non-deductible items                               (1.5)%            5.6%       0.5%
                                                               -----------------------------------------------------
                   Effective tax rate                                41.0%            11.3%      41.0%
                                                               -----------------------------------------------------
                                                               -----------------------------------------------------



The income tax provision, excluding the tax benefit on extraordinary charges consisted of:

                                                     FISCAL YEAR ENDED
                                    ----------------------------------------------
                                         APRIL 3,     MARCH 28,   MARCH 29,
                                          1999         1998        1997
                                    ----------------------------------------------
Current:
     Federal                            $ 1,654         $ 2,429        $1,351
     State                                  540             579           939
                                    ----------------------------------------------
                                          2,194           3,008         2,290
Deferred                                    519          (2,877)          934
                                    ----------------------------------------------
Total                                   $ 2,713         $   131        $3,224
                                    ----------------------------------------------
                                    ----------------------------------------------


The net deferred tax asset consists of the following:

                                                        APRIL 3,       MARCH 28,
                                                          1999          1998
                                                    -----------------------------------

Alternative minimum tax carryforward                      $1,852           $1,984
Postretirement benefits                                    1,250            1,131
Employee compensation accruals                             3,047            3,223
Property, plant and equipment                             (2,651)          (2,624)
Amortizable excess purchase price                           (336)            (362)
Other, net                                                   549               22
                                                    -----------------------------------
Net deferred tax asset                                   $3,711            $3,374
                                                    -----------------------------------
                                                    -----------------------------------

In both 1999 and 1998, a component of the increase in deferred tax assets was related to the recording of certain liabilities in connection with purchase accounting.

10.  STOCKHOLDER'S EQUITY

The Company has 100 shares of Common Stock par value $.01 per share outstanding, all of which is owned by Holdings.

All issuances and redemptions of equity by Holdings are shown on the financial statements of the Company as dividends paid to and capital contributions from Holdings.

A summary of the status of the Company's warrants and stock options outstanding as of April 3, 1999, March 28, 1998 and March 29, 1997, (including activity other than related to compensation) and changes during the years ending on those dates is presented below:



                                                          NUMBER OF CLASS A COMMON
                                                           SHARE WARRANTS/OPTIONS

Outstanding, March 30, 1996                                       19,652

Awarded fiscal 1997                                                  150

Redeemed 1997                                                       (350)
                                                                --------

Outstanding, March 29, 1997                                       19,452

Awarded Warrants fiscal 1998                                         200

Awarded Options fiscal 1998                                        1,728

Issued in connection with the Recapitalization                   7,076.5

Redeemed fiscal 1998                                             (2,088.)

Repurchased by Holdings in fiscal 1998                            (1,713)

Exchanged for Class B Warrants in fiscal 1998                     (8,827)
                                                                --------

Outstanding, March 28, 1998                                     15,828.5

Awarded fiscal 1999                                                  472

Warrants cancelled                                                  (100)
                                                                --------

Outstanding, April 3, 1999                                      16,200.5
                                                                --------
                                                                --------


                                                        NUMBER OF SUPERVOTING CLASS B
                                                            COMMON SHARE WARRANTS

Outstanding, March 29, 1997                                          --

Awarded in exchange for Class A Warrants                          8,827

Awarded in fiscal 1998                                            1,250
                                                                -------

Outstanding, March 28, 1998                                      10,077

Awarded in fiscal 1999                                               --
                                                                -------


Outstanding, April 3, 1999                                       10,077
                                                                -------
                                                                -------




In connection with the Recapitalization, as described in Note 1, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock, par value $.01 per share, of Holdings at an exercise price of $514 per share to the Company's Chairman. In addition, a new group of investors (who were not previously stockholders of Holdings) were issued 6,731 warrants to purchase Class A Common Stock of Holdings. In fiscal 1998 and fiscal 1999, an additional 345.5 and 62 warrants were issued, respectively, to this new group of investors in respect of an anti-dilution protection pursuant to issuance of options under the stock option plan.

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

On February 9, 1998, the Company issued 1,728 options to acquire Class A Common Stock to management and Board members. The term of the options are 10 years and they are exercisable at $514 per share, the estimated fair market at the time of grant. Additionally, a member of management departed without exercising the vested portion of his 100 options.

In fiscal 1999, the Company issued 410 options to acquire Class A Common Stock to management. The term of the options are 10 years and they are exercisable at $514 per share, the estimated fair market at the time of grant.

The following table summarizes information about compensation related stock option and warrants outstanding at April 3, 1999:

                          OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------

     EXERCISE PRICE        OPTIONS OUTSTANDING       WEIGHTED AVERAGE      OPTIONS EXERCISABLE      WEIGHTED AVERAGE

                                                     CONTRACTUAL LIFE                                EXERCISE PRICE
------------------------- ----------------------- ----------------------- ---------------------- -----------------------


CLASS A

          $100                    7,024                  10 years                6,840.0                  $100

          $514                    9,176                  10 years                7,831.5                  $514

CLASS B

       $77 - $100                 8,827                  10 years                8,827.0                  $ 77

          $514                    1,250                  10 years                1,250.0                  $514



During 1997, the Company adopted the disclosure provision for SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes warrant pricing model with the following weighted-average assumptions: risk free interest rate used 6.2% for fiscal 1999, 1998 and 1997; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .44% and a weighted-average expected life of the warrants of three years.

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

The pro forma effect on the Company's fiscal 1999, 1998 and 1997 operations is as follows:

                                                                      NET INCOME
                                ----------------------------------------------------------------------------------------

                                            1999                         1998                          1997
                                ----------------------------- ---------------------------- -----------------------------

As Reported                                $3,895                      $(1,917)                       $4,640

Pro Forma                                  $3,834                      $(2,147)                       $4,554


11.  COMMITMENTS AND CONTINGENCIES

The Company leases factory facilities under non-cancelable operating leases, which expire on various dates through February, 2009 with rental expense aggregating $508, $561 and $500 in fiscal 1999, 1998 and 1997, respectively. The Company purchased one of these facilities in March 1996 for approximately $2,500. In May 1996, the Company purchased another of the formerly leased factory facilities for $2,100.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates through March 2002. Rental expense for 1999, 1998 and 1997 aggregated $481, $395 and $652, respectively.

The aggregate future minimum lease payments under leases are as follows:


               2000                                       $856
               2001                                        752
               2002                                        485
               2003                                        414
               Thereafter                                2,240
                                                        ------
               Total                                    $4,747
                                                        ------
                                                        ------

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial statements of the Company.

Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and rededication plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commence by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April of 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. While the Company believes that its total investigation and cleanup costs will not exceed $200,000, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200,000 estimate.

The Company's Recapitalization in 1997 also triggered ISRA obligations at its West Trenton facility, obligating the Company to investigate all possible past hazardous substances releases, and to cleanup any resulting contamination, at that facility. Under ISRA, investigation requirements for facilities that are currently being remediated pursuant to an earlier ISRA-triggering transaction may be merged into that ongoing ISRA investigation. In this case, the West Trenton facility has been the subject of an ongoing ISRA (and its predecessor statute) groundwater investigation and remediation by the facility's prior owner since the Company's acquisition of the facility in 1987. Accordingly, the New Jersey regulatory authorities have informed the Company that its ISRA obligations triggered by the 1997 Recapitalization are being satisfied by the prior owner's ongoing ISRA investigation and remediation. That investigation has not found any additional contamination that would require remediation beyond that which continues to be performed by the facility's prior owner.

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

12.  OTHER EXPENSE, NET OF OTHER INCOME

Other expense, net of other income is comprised of the following:

                                                                               FISCAL YEAR ENDED
                                                         ----------------- --------------- -----------------
                                                             APRIL 3,          MARCH 28,        MARCH 29,
                                                               1999              1998              1997
                                                         ----------------- --------------- -----------------
Additional compensation expense
  related to the Recapitalization                            $  --             $ 652            $ --
Amortization of goodwill and
  certain intangible assets                                    801               577             578
Management consulting fees                                      --               108             429
Royalty income                                                 (99)              (85)            (83)
Legal settlements                                               --               295              --
Other expense/(income)                                         (16)               --              49
Pension termination                                             --                --             500
                                                         ----------------- --------------- -----------------
                                                              $686            $1,547         $ 1,473
                                                         ----------------- --------------- -----------------
                                                         ----------------- --------------- -----------------




13.  EXTRAORDINARY CHARGE

The extraordinary charge for the year ended March 28, 1998 resulted from the write off of unamortized deferred financing costs due to the Company's early extinguishment of debt in connection with the Recapitalization. The extraordinary charge was $1,059 and is reflected net of the related tax benefit of $434.





14.  SUBSEQUENT EVENT


On June 11, 1999, Tyson Bearings, Inc. ("Tyson"), a wholly-owned subsidiary of the Company, completed the acquisition of certain selected assets of SKF USA, Inc.'s taper roller bearing operations ("the Operations") whose principal operations are located in Glasgow, Kentucky. In addition to the assumption of certain selected liabilities, Tyson paid $10.2 million. The acquisition will be accounted for as a purchase.

Summary financial information, provided by the previous owner, for the three years ended April 3, 1999 is as follows (unaudited):


                                                                            FOR THE YEAR ENDED
                                                    ------------------------------------------------------------------
                                                    APRIL 3, 1999             MARCH 28, 1998            MARCH 29, 1997
Net Transfers                                          $50,954                   $50,410                   $48,438
                                                       -------                   -------                   -------
                                                       -------                   -------                   -------
Gross Margin                                           $ 6,546                   $ 4,406                   $ 1,072
                                                       -------                   -------                   -------
                                                       -------                   -------                   -------
Operating Income                                       $ 4,414                    $ 724                   $ (3,253)
                                                       -------                   -------                   -------
                                                       -------                   -------                   -------
Corporate allocations included above                   $ 3,833                   $ 3,760                   $ 4,282
                                                       -------                   -------                   -------
                                                       -------                   -------                   -------

The above information reflects the historical results of Tyson and is not intended to reflect Tyson's operating performance under the Company's ownership. Corporate allocations refer to the allocation by the former parent, SKF USA, Inc. of operating and other expenses, and are not indicative of any future allocations by the Company. Transfers represent shipments to affiliates of the previous owner at amounts consistent with various policies of its parent company which are principally less than the sale of the product to an independent customer.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Year Ended April 3, 1999:

--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
                                  Q1                 Q2                Q3                Q4                FISCAL 1999
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------

--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Net Sales                         $ 37,480           $ 36,001          $ 34,063          $ 40,388          $147,932
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Operating income                  $  5,379           $  4,912          $  4,368          $  6,414          $ 21,073
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Net income                        $  1,143           $    686          $    416          $  1,650          $  3,895
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------


Year Ended March 28, 1998:


--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
                                  Q1                 Q2                Q3                Q4                FISCAL 1998
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------

--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Net Sales                         $28,662            $32,309           $34,282           $40,756           $136,009
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Operating income                  $ 3,458            $ 4,689           $ 4,437           $(1,984)          $ 10,600
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Income before extraordinary
charge                            $ 1,106            $   813           $   584           $(3,795)          $ (1,292)
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------
Net income (loss)                 $   481            $   813           $   584           $(3,795)          $ (1,917)
--------------------------------- ------------------ ----------------- ----------------- ----------------- --------------------

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         none

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of Holdings, the Company and the Company's subsidiaries. Each director is elected for a one year term or until such person's successor is duly elected and qualified.


Dr. Michael Hartnett    53          Chairman, President and Chief Executive
                                    Officer of Holdings and the Company,
                                    Chairman and President of ITB, President of
                                    Nice and LLP, Director of the Company, ITB,
                                    Nice, LLP, Bremen and Miller

Anthony S. Cavalieri    52          Vice President and Chief Financial Officer
                                    of Holdings and the Company, Chief Financial
                                    Officer of ITB, Nice, LLP, Bremen and Miller

Michael S. Gostomski    48          Executive Vice President, Mergers and
                                    Acquisitions of Holdings, the Company, ITB,
                                    Nice and LLP, Executive Vice President of
                                    Bremen, Secretary of Nice, LLP, Bremen
                                    and Miller

Frederick L. Morlok     58          Executive Vice President, Marketing of
                                    Holdings and the Company

Richard J. Edwards      43          Vice President of Holdings and the
                                    Company, General Manager of the RBC division

Christopher  Thomas     44          Vice President, Business Development of
                                    Holdings and the Company

Edward J. Trainer       57          Secretary of Holdings, the Company and ITB

Kurt B. Larsen          35          Director of Holdings and the Company

Robert Anderson         79          Director of Holdings and the Company

William E. Myers, Jr.   39          Director of Holdings and the Company


Stephen A. Kaplan       39          Director of Holdings and the Company

Richard R. Crowell      44          Director of Holdings and the Company


Mitchell T. Quain       47          Director of Holdings and the Company

DR. MICHAEL J. HARTNETT has been president and Chief Executive Officer of the Company since April 1992 and Chairman since June 1993. Prior to that, Dr. Hartnett served as Vice President and General Manager of ITB from 1990, following eighteen years at Torrington Company, one of the three largest bearings manufacturers in the United States. While at Torrington, Dr. Hartnett held the position of Vice President and General Manager of the Aerospace Business Unit and was, prior to that, Vice President of the Research and Development Division. Dr. Hartnett holds an undergraduate degree from University of New Haven, a Masters degree from Worcester Polytechnic Institute, and a Ph.D. in Applied Mechanics from the University of Connecticut. Dr. Hartnett has also developed numerous patents, authored more than two dozen technical papers and is well known for his contributions to the field of Tribology (the study of friction). Dr. Hartnett currently serves as a director of Aftermarket Technology Company, a publicly held company in the business of re-manufacturing aftermarket components for automobiles.

ANTHONY S. CAVALIERI joined the Company in July 1996 as its Vice President and Chief Financial Officer. From August 1990 to November 1995 he was Vice President and Chief Financial Officer of Duro-Test Corporation, a medium sized lighting products manufacturer. From December 1995 through June 1996, Mr. Cavalieri provided management and financial consulting services to various entities. Prior to that he was a controller at the Mennen Company and before that on the audit staff of Price Waterhouse, LLP. Mr. Cavalieri holds a B.S. in Accounting from St. John's University and a M.B.A. from Fordham University. He is also a certified public accountant (CPA) as well as a certified management accountant (CMA), certified internal auditor (CIA), certified in financial management (CFM) and certified in production and inventory management (CPIM).

MICHAEL S. GOSTOMSKI, the Company's Executive Vice President, Mergers and Acquisitions, joined the Company in September 1993. In July of 1996, he was named Executive Vice President, Mergers and Acquisitions. From January 1991 through August 1993, he served as President and Chief Executive Officer for Transnational Industries, a publicly held manufacturer of components for commercial and military aircraft. Mr. Gostomski holds a B.S. in Accounting and a M.B.A. in Finance from the University of Connecticut. He is also a certified public accountant (CPA). Mr. Gostomski currently serves as director of a number of publicly held companies, including Transnational Industries, Seatek, a publicly held manufacturer of small tools for the electronics industry, Protopak Corporation, a packaging equipment manufacturer and New Jersey Steel, a specialty steel manufacturer.

FREDERICK L. MORLOK, the Company's Executive Vice President, Marketing, joined the Company in 1987. Prior to that he spent twenty-four years at Torrington where he served in various sales and marketing positions including District Sales Manager, Product Manager of Machined Race Products and Business Manager, Strategic Technology Unit. He holds a B.S. in Management Engineering, Mechanical Engineering Option and a M.B.A. from Rensselaer Polytechnic Institute.

RICHARD J. EDWARDS joined the Company as Manufacturing Manager in the Hartsville, South Carolina facility in 1990 and was named Vice President and General Manager of the RBC division in 1998. Prior to joining the Company, he spent six years with Torrington as Material Manager and Plant Superintendent in their Tyger River plant.

CHRISTOPHER THOMAS joined the Company in October 1997 as Vice President, Business Development. From March 1997 through October 1997, he served as Business Manager of the Needle Bearing Division of Torrington, a manufacturer of needle bearings. Mr. Thomas served as a Managing Director of NASTECH Europe, Ltd., located in Coventry, England, a joint venture between Torrington and NSK Ltd., a Japanese bearing and automotive component manufacturer from April 1995 until March 1997. Prior to that, Mr. Thomas was the Chairman of the Joint Task Force for the formation of NASTECH Europe Ltd from June 1994 until March 1995. From May 1990 through June 1994, Mr. Thomas served as the Business Manager of Precision Components, a division of Torrington. Mr. Thomas received a B.S. degree in Mechanical Engineering from Worcester Polytechnic Institute and a M.B.A. from the University of Michigan.

EDWARD J. TRAINER has been employed by the Company since 1967. He served from 1987 to January 1995 as Vice President of Human Resources and has served as Director of International Sales since January 1995. Mr. Trainer was named Secretary of the Company in 1993.

KURT B. LARSEN joined the Company in March 1992 and served as Vice President and Secretary until January 1997. He served as a Director of the Company from March 1992 to January 1997 and from June 1997 to the present. From February 1990 to January 1997, he served as a principal of Aurora, a leveraged buy-out firm, where he oversaw and executed investments in several companies. He also serves as Chairman of Enrich International, Inc., a privately held company which manufactures and distributes nutritional supplements, and has been a principal investor and partner in Hunter Capital, an investment bank, since February 1997.

WILLIAM E. MYERS, JR. served as a Director of the Company from March 1992 to May 1997 and from June 1997 to the present. From November 1989 through April 1998 he was the Chairman and Chief Executive Officer of W.E. Myers & Company, a merchant bank which specialized in industry consolidations. Mr. Myers has been employed as the Chairman and Chief Executive Officer of Consolidation Partners, Inc., which is engaged in consolidating various manufacturers of components industries.

MITCHELL I. QUAIN joined the Company as a Director in June 1997. Since May 1997 he has served as an Executive Vice President and member of the Board of Directors of ING Baring Furman Selz, LLC, an investment banking and brokerage company. From June 1975 to May 1997 he served as a Managing Director of Schroeder Wertheim & Company, an investment banking company. He also serves on the Board of Directors of a number of publicly-held companies, including Allied Products Corporation, a diversified manufacturing company, Mechanical Dynamics, Inc., a software company, Strategic Distribution, Inc., a company in the business of industrial distribution, and Titan International, manufacturer of off-highway components. He chairs the Board of Overseers of the School of Engineering at the University of Pennsylvania as well as serving on the Board of Trustees of Penn.

RICHARD R. CROWELL is President and a Managing General Partner of Aurora Capital Group, a private equity investment firm. Prior to establishing Aurora in 1991, Mr. Crowell was a Managing Partner of Acadia Partners, a New York-based investment fund formed with The Robert M. Bass Group. From 1983 to 1987, he was a Managing Director, Corporate Finance for Drexel Burnham Lambert. He serves on the Board of Directors for Aftermarket Technology Corp.; Impaxx, Inc.; Western Nonwovens, Inc.; Tartan Textile Services, Inc.; ADCO Global, Inc.; and Quality Distribution Service Partners, Inc. Mr. Crowell earned a BA in English Literature from the University of California, Santa Cruz, and an MBA from the Anderson School of the University of California, Los Angeles.

ROBERT ANDERSON has served as Chairman Emeritus of Rockwell Corporation since February 1990. He also serves as a director of a number of publicly held companies, including Gulfstream Aerospace Corp., Aftermarket Technology Corp., and Motor cargo Industries.

STEPHEN A. KAPLAN joined the Company as a Director in June 1997. He is also a Principal of Oaktree Capital Management, LLC ("Oaktree"), the general partner of the Oaktree Fund. Prior to joining Oaktree in June 1995, he was a managing director of Trust Company of the West ("TCW"). Prior to joining TCW in 1993, he was a partner in the law firm of Gibson, Dunn & Crutcher. He serves as a director of a number of publicly-held companies, including KinderCare Learning Centers, Inc., which provides child care and pre-school educational services, Acorn Products, Inc., a manufacturer of lawn and garden tools, Collagenix, Inc., a specialty pharmaceutical company and Geo Logistics Corporation, one of the largest non-asset based global logistics providers headquartered in North America.

         The Boards of Directors of Holdings and the Company currently consist of Dr. Hartnett and Messrs. Kaplan, Larsen, Myers, Quain, Anderson and Crowell. Dr. Hartnett is the sole director of ITB, Nice and LPP. Pursuant to the Stockholders Agreement (as defined herein), the Oaktree Fund has the right to designate one member of the board of directors of Holdings and the Company. Mr. Kaplan is the designee of the Oaktree Fund. See "Certain Relationships and Related Transactions."

         Members of the Boards of Directors of Holdings and the Company currently do not receive any compensation for their service as directors but are reimbursed by the Company for any expenses incurred in attending meetings of the Boards or otherwise performing their duties for the Company and Holdings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company in fiscal years 1997, 1998 and 1999 to Dr. Hartnett, its Chairman, President and Chief Executive Officer, and the next four highly paid executive officers of the Company (the "Named Executive Officers").

                                    SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                              LONG TERM              ALL OTHER
                                                                                                 COMPENSATION           COMPENSATION

NAMES & PRINCIPAL POSITION           FISCAL  SALARY               BONUS         OTHER ANNUAL     SECURITIES
                                     YEAR                                       COMPENSATION     UNDERLYING OPTIONS
DR. MICHAEL J. HARTNETT,
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER              1999    $375,000(a)(b)(e)    $736,058(c)   $   686,071 (d)       92.5(bb)
                                     1998    $461,250(a)(b)(e)    $     --      $ 1,545,117 (f)    1,250 0(g)           $546,787 (h)
                                     1997    $305,000(a)(b)(e)    $287,167(i)   $    39,466 (j)

MICHAEL S. GOSTOMSKI,
EXECUTIVE VICE PRESIDENT,
MERGERS & ACQUISITIONS               1999    $159,500 (a)         $ 50,000(k)   $    15,017 (l)
                                     1998    $159,500 (a)         $100,000(m)   $    13,256 (n)                          $0 (ee)
                                     1997    $159,500 (a)         $150,000(o)   $     6,840 (p)

ANTHONY S. CAVALIERI,
VICE PRESIDENT AND CHIEF
FINANCIAL OFFICER                    1999    $147,000 (a) (b)     $ 50,000(k)   $    18,185 (q)
                                     1998    $141,750 (a) (b)     $ 70,000(m)   $    16,371 (r)   250 (s)
                                     1997    $ 95,268 (a) (b)     $         --  $     4,762 (t)

FREDERICK MORLOK,
EXECUTIVE VICE PRESIDENT,
MARKETING                            1999    $168,333 (a) (b)     $  55,000(k)  $    17,687 (u)   100 (cc)
                                     1998    $165,000 (a) (b)     $  45,000(k)  $    13,820 (v)                          $0 (ee)
                                     1997    $165,000 (a) (b)     $  50,000(m)  $    14,102 (w)

RICHARD J. EDWARDS,
VICE PRESIDENT AND GENERAL
MANAGER,   RBC DIVISION              1999    $136,750 (a) (b)     $  50,000(k)  $    19,763 (x)   100 (dd)
                                     1998    $130,378 (a) (b)     $  50,000(m)  $    13,291 (y)   100 (aa)
                                     1997    $120,333 (a) (b)     $  30,000(o)  $   124,031 (z)


(a) Includes amounts deferred by the executive pursuant to the Company's 401(k) Plan (as defined herein).

(b) Includes amounts deferred by the executive pursuant to the Company's SERP (as defined herein).

(c) Includes (i) bonus of $361,058 earned in fiscal 1997 and paid in fiscal 1999, and (ii) bonus of $375,000 earned in fiscal 1998 and paid in fiscal 1999.

(d) Consists of (i) $11,356 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $5,000 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $9,626 contributed by the Company to Dr. Hartnett's SERP account and (iv) includes $651,000 paid to Dr. Hartnett in reimbursement of tax liabilities resulting from certain payments made to Dr. Hartnett, and the repurchase by the Company of certain warrants to purchase Common Stock of the Company from Dr. Hartnett, in each case in connection with the Recapitalization.

(e) Includes $30,000 and $30,000 of compensation deferred by Dr. Hartnett in fiscal year 1997 and 1996 respectively.

(f) Consists of the $1 million Hartnett Fee and to $500,000 Hartnett Loan, paid and advanced in connection with the Recapitalization. Also includes (i) $4,587 contributed by the Company to Dr. Hartnett's 401(k) Plan account,
     (ii) $28,542 contributed by the Company to Dr. Hartnett's SERP account and
     (iii) $11,988 paid by the Company to lease a car for Dr. Hartnett's use.

(g) Consists of warrants to purchase Class B Common Stock issued in connection with the Recapitalization. Does not include the amendment of warrants owned by Dr. Hartnett to provide that they become exercisable for shares of Class B Common Stock or the restating of warrants to, among other things, extend the exercise period thereof to June 2007.

(h) Amounts paid to Dr. Hartnett in connection with the redemption by Holdings of warrants to purchase 1,250 shares of Class A Common Stock at an exercise price of $76.77 per share. Such warrants were purchased for $437.23 (the fair market value of the Class A Common Stock as of the date of purchase ($514) less the exercise price thereof) per share underlying such warrants. Holdings subsequently issued to Dr. Hartnett, warrants to purchase 1,250 shares of Class B Common Stock at an exercise price of $514 per share. Does not include $172,290.03 paid by Holdings to Dr. Hartnett for redemption of certain shares of Preferred Stock in connection with the Recapitalization.

(i)  Bonus earned in fiscal 1996 and paid in fiscal 1997.

(j) Consists of (i) $5,313 contributed by the Company to Dr. Hartnett's 401(k) Plan account, (ii) $28,104 contributed by the Company to Dr. Hartnett's SERP account and (iii) $6,049 paid by the Company to lease a car for Dr. Hartnett's use.

(k) Bonus earned in fiscal 1998 and paid in fiscal 1999. Bonus for fiscal 1999 will be paid in fiscal 2000.

(l) Consists of (i) $10,970 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $4,047 contributed by the Company to Mr. Gostomski's 401(k) plan.

(m) Bonus earned in fiscal 1997 and paid in fiscal 1998. Bonus for fiscal 1998 is reflected in fiscal 1999.

(n) Consists of (i) $5,016 contributed by the Company to Mr. Gostomski's 401(k) Plan account and (ii) $8,240 paid by the Company to lease a car for Mr. Gostomski's use.

(o) Bonus earned in fiscal 1996 and paid in fiscal 1997. Bonus for fiscal 1997 is reflected in fiscal 1998.

(p) Consists of (i) $3,627 contributed by the Company to Mr. Gostomski's 401(k) plan account and (ii) $3,213 paid by the Company to lease a car for Mr. Gostomski's use.

(q) Consists of (i) $6,270 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $5,000 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,915 contributed by the Company to Mr. Cavalieri's SERP account.

(r) Consists of (i) $4,444 contributed by the Company to Mr. Cavalieri's 401(k) Plan account (ii) $7,391 contributed by the Company to Mr. Cavalieri's SERP account and (iii) $4,536 paid by the Company to lease a car for Mr. Cavalieri.

(s) Options granted under the Stock Option Plan (as defined herein). Options with respect to 100 of such shares are exercisable as of the date hereof.

(t) Consists of (i) $350 contributed by the Company to Mr. Cavalieri's 401(k) plan account (ii) $817 contributed by the Company to Mr. Cavalieri's SERP account (iii) $3,595 paid by the Company to lease a car for Mr. Cavalieri's use.

(u) Consists of (i) $9,894 paid by the Company to lease a car for Mr. Morlok's use (ii) $5,062 contributed by the Company to Mr. Morlok's 401(k) plan account (iii) $2,731 contributed by the Company to Mr. Morlok's SERP account.

(v) Consists of (i) $4,838 contributed by the Company to Mr. Morlok's 401(k) Plan account (ii) $4,725 contributed by the Company to Mr. Morlok's SERP account and (iii) $4,257 paid by the Company to lease a car for Mr. Morlok's use.

(w) Consists of (i) $2,813 contributed by the Company to Mr. Morlok's 401(k) Plan account, (ii) $2,987 contributed by the Company to Mr. Morlok's SERP account and (iii) $8,302 paid by the Company to lease a car for Mr. Morlok's use.

(x) Consists of (i) $10,411 paid by the Company to lease a car for Mr. Edwards's use, (ii) $4,727 contributed by the Company to Mr. Edwards' (401(k) plan account, and (iii) $4,625 contributed by the Company to Mr. Edwards' SERP account.

(y) Consists of (i) $4,422 contributed by the Company to Mr. Edwards' 401(k) plan account, (ii) $3,225 contributed by the Company to Mr. Edwards' SERP account, and (iii) $5,644 paid by the Company to lease a car for Mr. Edwards' use.

(z) Consists of (i) $119,700 realized upon the exercise of 350 warrants to purchase Class A Common Stock at $100 per share, which shares were immediately purchased by Holdings for $442 per share, (ii) $2,255 contributed by the Company to Mr. Edwards' 401(k) Plan account and (iii) $2,076 contributed by the Company to Mr. Edwards' SERP account.

(aa) Options granted under the Stock Option Plan. Options with respect to 66.7 of such shares are exercisable as of the date hereof.

(bb) Options granted as a member of the Board of Directors. Options with respect to 30.8 of such shares are exercisable as of the date hereof.

(cc) Options granted under the Stock Option Plan. Options with respect to 33.3 of such shares are exercisable as of the date hereof.

(dd) Options granted under the Stock Option Plan. Options with respect to 33.3 of such shares are exercisable as of the date hereof.

(ee) Does not include $423,751 and $48,804 paid by Holdings to Mr. Morlok and Mr. Gostomski, respectively for redemption of certain shares of Preferred Stock in connection with the Recapitalization.

OPTION GRANTS IN FISCAL 1999

         The following information is furnished for the fiscal year ended April 3, 1999 with respect to the Named Executive Officers of the Company for stock options granted during such fiscal year.


                      OPTION GRANTS IN LAST FISCAL YEAR (a)
                                INDIVIDUAL GRANTS




                                                                                                            POTENTIAL REALIZABLE
                                                   % OF TOTAL                                            VALUE AT ASSUMED ANNUAL
                                NUMBER OF            OPTIONS                                                RATES OF STOCK PRICE
                                SECURITIES          GRANTED TO         EXERCISE                           APPRECIATION FOR OPTION
                                UNDERLYING     EMPLOYEES IN FISCAL       PRICE                                      TERM
           NAME              OPTIONS GRANTED           YEAR            ($/SHARE)      EXPIRATION DATE       5%($)         10%($)
---------------------------- ----------------- --------------------- -------------- -------------------- ------------- -------------
Dr. Michael J. Hartnett             92.5(b)           22.5%              $514       February 18, 2008     $28,057.10    $70,168.65
Anthony S. Cavalieri                100(c)            24.3%              $514       July 1, 2008          $32,325.00    $81,918.00
Fred Morlok                         100(d)            24.3%              $514       February 18, 2008     $30,332.00    $75,858.00

(a) All options granted in Fiscal Year 1999 were for the purchase of Class A Common Stock
(b) Options with respect to 62 of such shares are not exercisable as of the date hereof.
(c) Options with respect to 100 such shares are not exercisable as of the date hereof.
(d) Options with respect to 67 of such shares are not exercisable as of the date hereof.

         The following information is furnished for the fiscal year ended April 3, 1999 with respect to the Named Executive Officers of the Company for unexercised stock options and warrants at April 3, 1999.


                                   FISCAL YEAR-END OPTION AND WARRANT VALUES




                                NUMBER OF SECURITIES
                               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                WARRANTS AT APRIL 3,        IN-THE-MONEY WARRANTS
                                  1999 EXERCISABLE/           AT APRIL 3, 1999
            NAME                    UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE (A)
------------------------------ ------------------------ -----------------------------
Dr. Michael J. Hartnett              10,107.9/62             $3,857,281/0
Michael S. Gostomski                     0/0                     $0/0
Frederick L. Morlok                     33/67                    $0/0
Anthony S. Cavalieri                   100/150                   $0/0
Richard J. Edwards                    1,133/67                $455,400/0

(a) Based upon a per share price of $514.00.

EMPLOYMENT AGREEMENT

         Concurrently with the closing of the Recapitalization, Dr. Hartnett entered into a five-year employment agreement ("Employment Agreement") with the Company. The Employment Agreement provides for Dr. Hartnett to serve as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company and requires that Dr. Hartnett devote his full business time and attention to the affairs of the Company. The Employment Agreement contains covenants regarding the treatment and disclosure of confidential information and a covenant prohibiting Dr. Hartnett from competing with the

Company during the term of the Employment Agreement and for two years after its expiration. The Employment Agreement provides for a salary of $31,250 per month with annual increases linked to the increase in the All-Items Consumer Price Index for All Urban Consumers, subject to a minimum increase, plus a bonus linked to the achievement by the Company of milestones set forth in its Operating Plan (subject to limited discretion of the Board of Directors of the Company). The Employment Agreement is terminable (i) upon the death or Total Disability of Dr. Hartnett, (ii) by the Company for Cause, (iii) by the Company upon 60 days prior notice and (iv) by Dr. Hartnett for Good Reason (as all such terms are defined in the Employment Agreement) or upon 120 days prior notice. If the Employment Agreement is terminated due to death or disability, by the Company without Cause or by Dr. Hartnett for Good Reason, Dr. Hartnett shall be entitled to receive his base salary through the end of the original term of the Employment Agreement plus a pro rata portion of his bonus in the year in which the termination occurred.

STOCK OPTION PLAN

         Effective, February 18, 1998, Holdings adopted the Roller Bearing Holding Company, Inc. Stock Option Plan (the "Stock Option Plan"). The terms of the Stock Option Plan provide for the grant of options to purchase up to 3,569.346 shares of Class A Common Stock to officers and employees of, and consultants (including members of the board of directors) to, Holdings and its subsidiaries. Options granted may be either incentive stock options (under
Section 422 of the Internal Revenue Code) or non-qualified stock options. The Stock Option Plan, which expires on December 31, 2008, is to be governed by the board of directors of Holdings (the "Holdings Board"), or a committee to which the Board delegates its responsibilities.

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

         The number of shares of Class A Common Stock for which options may be granted under the Stock Option Plan shall be increased, and the number of shares for which outstanding options shall be exercisable, and the exercise price thereof, shall be adjusted upon the happening of stock dividends, stock splits, recapitalizations and certain other capital events regarding Holdings or the Class A Common Stock. Upon any merger, consolidation or combination of Holdings where shares of Class A Common Stock are converted into cash securities or other property, outstanding options shall be converted into the right to receive upon exercise the consideration as would have been payable in exchange for the shares of Class A Common Stock underlying such options had such options been exercised prior to such event.

         Options granted under the Stock Option Plan are not transferable by the holders thereof except by the laws of descent and distribution.

         The Holdings Board shall have the right to establish such rules and regulations concerning the Stock Option Plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

         As of June 7, 1999, there were outstanding options to purchase 2,037.5 shares of Class A Common Stock granted under the Stock Option Plan, of which options to purchase 489.535 shares were exercisable as of such date.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In fiscal 1999, there was no compensation committee of the Board of Directors of Holdings (the "Board"). No member of the Board was involved in an interlocking relationship or insider participation with respect to the compensation committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         As of April 3, 1999, there were 100 shares of common stock, par value $.01 per share, of the Company outstanding, all of which were owned by Holdings and pledged by Holdings to the holders of the Discount Debentures. The following table lists, as of April 3, 1999, all shares of Class A Common Stock and Class B Common Stock of Holdings beneficially owned by (i) each director of the Company,
(ii) the Named Executive Officers, (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of any class of common stock of Holdings at such date and (iv) all directors and executive officers of Holdings and the Company as a group (22 persons). As of April 3, 1999, there were 6,075.2 shares of Class A Common Stock and 3,748 shares of Class B Common Stock outstanding. Additionally, as of such date, there were outstanding warrants and options to purchase up to an additional 14,163 shares of Class A Common Stock and 10,077 shares of Class B Common Stock and options granted under the Stock Option Plan to purchase an additional 2,037.5 shares of Class A Common Stock.



                     STOCKHOLDER (a)                          NUMBER OF SHARES (a)       PERCENTAGE OF CLASS
                     ---------------                          --------------------       -------------------
         Dr. Michael J. Hartnett                                       13,887.8(b)                69.57%(c)

         Michael S. Gostomski                                               1                     *

         Frederick L. Morlok                                              592(d)                   9.62%

         Anthony S. Cavalieri                                             183(e)                   2.92%

         Christopher J. Sommers                                           918(f)                  15.12%

         Richard J. Edwards                                             1,167(g)                  16.11%

         William E. Myers
         Two North Lake Avenue
         Pasadena, California 91101                                     2,275(h)                  27.24%

         Kurt Larsen
         P.O. Box 692547
         Park City, Utah 84068                                            262(i)                   4.27%


         Stephen Kaplan
         550 South Hope Street
         Los Angeles, California 90071                                  8,584.1(j)               64.74%

         Mitchell Quain
         230 Park Avenue
         New York, New York 10020                                         462(k)                  7.13%

         Oaktree Capital Management, LLC
         550 South Hope Street
         Los Angeles, California 90071                                  8,522.1(m)               64.57%

         OCM Principal Opportunities Fund, L.P.
         550 South Hope Street
         Los Angeles, California 90071                                  8,522.1(n)               64.57%

         Bruce Karsh
         550 South Hope Street
         Los Angeles, California 90071                                  8,522.1(n)               64.57%

         Howard Marks
         550 South Hope Street
         Los Angeles, California 90071                                  8,522.1(l)               64.57%

         Northstar High Total Return Fund
         300 First Stamford Place
         Stamford, Connecticut 06902                                    1,338.4(o)               18.05%

         Northstar Investment Management Corp.
         300 First Stamford Place
         Stamford, Connecticut 06902                                    1,338.4(o)               18.05%

         Merban Equity (p)(q)
         c/o Credit Suisse First Boston
         Bleichistrasse 8
         P.O. Box 4263
         CH-6304 Zug, Switzerland                                       1,399.8 (r)(s)           23.04%


         Credit Suisse First Boston Corporation (t)
         11 Madison Avenue
         New York, New York 10010                                      2,840.8 (u)               46.57%

         Credit Suisse Group (p)(v)
         Uetlibergstrasse 231
         Ch-8045
         Zurich, Switzerland                                           2,840.8 (r)(u)            46.76%

         Mark Kennelley(w)
         c/o Credit Suisse First Boston
         11 Madison Avenue
         New York, New York 10010                                        490(r)                   8.06%

         Richard Gallant (w)
         c/o Credit Suisse First Boston
         11 Madison Avenue
         New York, New York 10010                                        431(r)                   7.09%

         Brian Sanderson                                                 362(h)                   5.62%

         Ronald E. Lemansky                                              483(x)                   7.84%

         Phil Beausoleil                                                 383(y)                   6.42%

         Robert Anderson                                                  62(z)                   1.01%

         All members of management as a group (22
         persons)                                                     30,502.1(aa)               90.24%


        *Less than 1%

(a) Except where otherwise indicated, (i) shares of common stock are of Class A Common Stock (ii) warrants are to purchase shares of Class A Common Stock and (iii) the address for each stockholder is c/o the Company at 60 Round Hill Road, P.O. Box 430, Fairfield, Connecticut 06430.
(b) Consists of 3,748.4 shares of Class B Common Stock and warrants to purchase up to 10,077.4 shares of Class B Common Stock and options granted under the Stock Option Plan to purchase up to 62 shares of Class A Common Stock. Does not include options to purchase and additional 30.5 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(c) Represents 100% of the outstanding shares of Class B Common Stock and 69.57% of all outstanding shares of common stock of any class. Shares of Class B Common Stock are convertible into shares of Class A Common Stock one a one-for-one basis. Through the ownership of Class B Common Stock, Dr. Hartnett has the power to control a majority of the voting power of all voting securities of Holdings even if he were to own less than 50% of the outstanding common stock. See "Item 13. Certain Relationships and Related Transactions."
(d) Includes options to purchase 66 shares of Class A common Stock granted under the Stock Option Plan. Does not include options to purchase an additional 34 shares of Class A common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(e) Consists of options granted under the Stock Option Plan. Does not include additional options to purchase 67 shares of Class A Common Stock issued under the Stock Option Plan not convertible as of the date hereof.
(f) Such shares are held of record by The Sommers Family Trust. Mr. Sommers beneficially owns such shares.
(g) Consists of warrants to purchase 1,100 shares of Class A Common Stock and options to purchase 67 shares of Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 33 share of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(h)  Consists of warrants to purchase Class A Common Stock.
(i) Includes (1) options to purchase 62 shares of Class A Common Stock granted under the Stock Option Plan, (2) 100 shares of Class A Common Stock held by Kristen Larsen, the wife of Mr. Larsen, which may be deemed to be owned by Mr. Larsen and (3) 100 shares of Class A Common Stock held by the Aurora Capital Partners 401(k) Plan for the benefit of Kurt Larsen. Does not include options to purchase and additional 30.5 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(j) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 331.1 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain anti-dilution provisions of the Discount Warrants, as well as options to purchase 62 shares of Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 30.5 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof. To the extent that the stockholder, as a principal of Oaktree, participates in the process to vote or to dispose of any shares or warrants held by the Oaktree Fund, he may be deemed under such circumstances for the purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of securities held by the Oaktree Fund.
(k) Includes warrants to purchase 340 shares of Class A Stock and options to purchase 62 shares of Class A Common Stock granted under the Stock Option Plan. Does not include options to purchase 30.5 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(l) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 331.1 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. The stockholder is the general

     Partner of the Oaktree Fund. Does not include options to purchase Class A Common owned by Mr. Kaplan.
(m) Included warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 331.1 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Does not include options to purchase Class A Common Stock owned by Mr. Kaplan.
(n)  Consists of warrants to purchase 6,791 shares of Class A Common Stock and
     1.400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 331.1 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Does not include options to purchase Class A Common Stock owned by Mr. Kaplan. To the extent that the stockholder, as a principal of Oaktree, participates in the process to vote or to dispose of any shares or warrants held by Oaktree Fund, he may be deemed under such circumstances for the purposes of
     Section 13 of the Exchange Act, to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of such securities.
(o) Consists of Discount Warrants to purchase 1,262 shares of Class A Common Stock owned by Northstar High Total Return Fund ( the "Northstar Fund"), and warrants to purchase 76.4 shares of Class A Common Stock issued to the Northstar Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Northstar Investment Management Corp. ("Northstar") is the investment advisor of the Northstar Fund and may be deemed to beneficially own such warrants.
(p)  Affiliate of CSFB.
(q) A wholly owned subsidiary of Credit Suisse Group, an entity incorporated under the laws of Switzerland.
(r)  Such shares may be deemed to be beneficially owned by CSFB.
(s) Does not include shares of Class A Common Stock held by certain employees of CSFB.
(t) An indirect wholly owned subsidiary of Credit Suisse Group, an entity incorporated under the laws of Switzerland. CSFB is a subsidiary of Credit Suisse First Boston, Inc., which is a subsidiary of CFSB, a Swiss Bank, which is a subsidiary of Credit Suisse Group. Each of such entities may be deemed to beneficially own the shares of Class A Common Stock and warrants owned by affiliates of CSFB.
(u) Consists of shares of Class A Common Stock owned by affiliates and employees of CSFB.
(v) The stockholder, an entity incorporated under the laws of Switzerland, is the ultimate parent entity of CSFB and Merban Equity.
(w)  The stockholder is an employee of CSFB.
(x) Consists of warrants to purchase 416 shares of Class A Common Stock and options to purchase 67 shares of Common Stock granted under the Stock Option Plan. Does not include warrants to purchase 34 shares of Class A Common Stock or options to purchase 33 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.

(y) Consists of warrants to purchase 316 shares of Class A Common Stock and options to purchase 67 shares of Class A Common Stock granted under the Stock Option Plan. Does not include warrants to purchase 34 shares of Class A Common Stock or options to purchase 33 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(z) Consists of options granted under the Stock Option Plan. Does not include options to purchase an additional 30.5 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as of the date hereof.
(aa) Includes (i) (1) 1,832.5 shares of Class A Common Stock, (2) 3,748.4 shares of Class B Common Stock, (3) warrants to purchase 5,146 shares of Class A Common Stock, (4) warrants to purchase 10,077.4 shares of Class B Common Stock, and (5) options to purchase 1,176 shares of Class A Common Stock granted under the Stock Option Plan, held by members of management and (ii) 1,400 share of Class A Common Stock and warrants to purchase 7,122.1 shares of Class A Common Stock held by the Oaktree Fund. Does not include warrants to purchase 68 shares of Class A Common Stock or options to purchase 861.5 shares of Class A Common Stock granted under the Stock Option Plan not exercisable as to the date hereof.

ITEM  13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements, as well as other transactions between the Company and related parties which have taken place during the Company's most recent fiscal year.

THE RECAPITALIZATION

         As discussed above, in connection with the Recapitalization, (i) the Company paid the Dividend to Holdings in the amount of approximately $56.1 million to finance the Recapitalization, (ii) Holdings sold the Discount Debentures and the Discount Warrants to the Oaktree Fund and Northstar Investment Management Corp. ("Northstar"), (iii) Holdings used the proceeds of the Dividend and the proceeds from the sale of the Discount Debentures and the Discount Warrants to redeem Holdings Common Stock and Preferred Stock and purchase Holdings Warrants for aggregate consideration of approximately $92.2 million (including shares of Holdings Common Stock and Preferred Stock and Holdings Warrants owned by members of management and affiliates of Holdings),
(iv) Holdings assigned its rights to purchase certain shares of Holdings Common Stock and Holdings Warrants under the Recapitalization Agreement to Dr. Hartnett, certain affiliates of CSFB, the Oaktree Fund, Mr. Morrison, The Sommers Family Trust and Mr. Quain, (v) Holdings effected the Hartnett Repurchase of 1,250 Holdings Warrants from Dr. Hartnett for an amount per share of Holdings Common Stock underlying such Holdings Warrants equal to $514 less the approximately $77 exercise price of such warrants (an aggregate of approximately $550,000), (vi) Holdings issued warrants exercisable for 1,250 shares of Class B Common Stock at an exercise price of $514 per share of Common Stock to Dr. Hartnett, (vii) Holdings made the Hartnett Loan in the amount of $500,000, (viii) Holdings paid the Hartnett Fee in the amount of $1 million,
(ix) Holdings converted all of Dr. Hartnett's shares of Holdings Common Stock into shares of Class B Common Stock, and amended all Holdings Warrants held by Dr. Hartnett to provide that they be exercisable for shares of Class B Common Stock, (x) the Company repaid outstanding indebtedness (approximately $52.1 million) on the Existing Revolving Credit Facility and the Existing Term Loan,
(xi) Holdings paid a fee of $1.6 million to CSFB, in connection with the sale of the Discount Debentures, (xii) the Company paid a fee to CSFB of $3.85 million in connection with the sale of the Notes, (xiii) the Company entered into the Senior Credit Facilities with, among others, an affiliate of CSFB and paid (1) certain fees to such lenders and (2) a fee of $1.5 million to CSFB in connection therewith, and (xiv) the Company agreed to indemnify CSFB and certain affiliates of CSFB in connection with certain matters relating to the Recapitalization.

         The Hartnett Loan bears no interest and is recourse only to the securities purchased with the proceeds thereof. As of April 3, 1999, the entire principal balance of the Hartnett Loan remained outstanding.

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

CONSULTING AGREEMENT

         Prior to the Recapitalization, the Company and Tribos Management Company, Inc., an affiliate of Aurora, were parties to a consulting agreement (the "Consulting Agreement"), whereby Tribos provided certain consulting services to the Company in exchange for monthly payments of approximately $36,000. The Consulting Agreement also provided for annual adjustments to the fee, reimbursement of Tribos' expenses by the Company and the payment of additional fees in connection with the acquisition of Nice. The total fees paid in fiscal 1999, 1998 and 1997 pursuant to the consulting agreement were $0, $108,000 and $429,000, respectively. The Consulting Agreement was terminated in connection with the Recapitalization.

STOCK OPTION PLAN

         Effective February 18, 1998, Holdings adopted the Stock Option Plan and issued options thereunder to certain of its directors, officers and employees. See "Item 11. Executive Compensation".

WARRANT REISSUANCES

         The Board has approved a proposal to amend and restate the terms of certain of its outstanding warrants, to, among other things, extend the terms thereof. Such action will be effective as of February 18, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS
         ON  FORM 8-K


Consolidated Statement of Operations for Each of the Fiscal Years
in the Three-Year Period Ended April 3, 1999                                    Part II  Item 8
Consolidated Balance Sheet at April 3, 1999, March 28, 1998 and
          March 29, 1997                                                        Part II  Item 8
Consolidated Statement of Cash Flows for Each of the Fiscal Years
         in the Three-Year Period Ended April 3, 1999                           Part II  Item 8

Consolidated Statement of Stockholder's (Deficit) Equity for Each of
the Fiscal Years in the Three-Year Period Ended April 3, 1999                   Part II  Item 8

Notes to Consolidated Financial Statements                                      Part II  Item 8

Independent Public Accountants' Report                                          Part II  Item 8

Independent Auditors' Report                                                    Part II  Item 8

ITEM 21.       EXHIBITS AND FINANCIAL SCHEDULES

         (a)      Exhibits.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------                           -----------------------

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
                   Corporation and Holdings, dated as of October 26, 1992.

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
------                          -----------------------

10.8** Asset Purchase Agreement by and among BFM Aerospace Corporation, BFM Transport Dynamics Corporation, RBC Transport Dynamics Corporation and Holdings, dated as of October 26, 1992.
10.9** Agreement and Plan of Reorganization among RBCA, Roller Bearing Acquisition Company, Inc., Holdings and the Stockholders of RBCA, dated March 31, 1992.
10.10** Agreement of Merger between Roller Bearing Acquisition Company, Inc. and RBCA, dated March 31, 1992.
10.11** Asset Sale Agreement by and between IMO Industries Inc. and RBCA, dated as of May 10, 1993.
10.12** Asset Purchase Agreement by and among BPP Acquisition Corporation, Beaver Precision Products, Inc., RBCA, and Lloyd
                   J. Baretz, dated as of October 18, 1998.
10.13** Asset Purchase Agreement By and Among SKF USA Inc., Nice and RBCA, dated as of February 28, 1997.
10.14** Lease between General Sullivan Group, Inc. and RBC Bearings, dated July 11, 1995, for West Trenton, New Jersey premises.
10.15** Lease between Industrial Development Group and RBCA, dated March 12, 1998 for Waterbury, Connecticut premises.
10.16** Letter of Credit Agreement, dated as of September 1, 1994, between RBCA and Heller Financial, Inc. ("Heller").
10.17** Termination, Release and Enhancement Letter of Credit Documents Continuation Agreement dated June 23, 1997, by and between Heller, RBCA and ITB.
10.18** Executed counterpart of the Pledge and Security Agreement, dated as of September 1, 1994, between RBCA, Heller and the Trustee.
10.19** Loan Agreement, dated as of September 1, 1994, between the South Carolina Job - Economic Development Authority, ("the Authority") and RBCA with respect to the Series 1994A Bonds.
10.20*** Agreement between Bremen, Indiana Plant of SKF USA, Inc and International Union Automobile, Aerospace and Agricultural Workers of America, U.A.W., Local 1368, effective July 20, 1998.
10.21** Trust Indenture, dated as of September 1, 1994, between the Authority and Mark Twain Bank, ("Bond Trustee"), with respect to the Series 1994A Bonds.
10.22** Loan Agreement, dated as of September 1, 1994, between the Authority and RBCA, with respect to the Series 1994B Bonds.
10.23** Trust Indenture, dated as of September 1, 1994, between the Authority and Bond Trustee, with respect to the Series 1994B Bonds.

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
------                          -----------------------

10.24** Collective Bargaining Agreement between Heim, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U.A.W., and Amalgamated Local 376, U.A.W., effective February 1, 1998.
10.25** Collective Bargaining Agreement between Nice Specialty Bearings Division, SKF Bearing Industries and United Steelworkers of America (AFL - CIO) and its Local 6326, effective October 26, 1998.
10.26** Collective Bargaining Agreement between RBCA and the International Union U.A.W. and its Local 502, effective December 1, 1998.
10.27** Employment Agreement effective as of June 23, 1997 between RBCA and Michael J. Hartnett, Ph.D.
10.28** Stockholders' Agreement dated as of June 23, 1997 by and among Holdings, OCM Principal Opportunities Fund, Northstar Investment Management Corporation, Merban Equity, the CSFB Individuals named therein and Dr. Michael J. Hartnett.
10.29** Promissory Note dated as of June 23, 1997 for $500,000 made by Michael J. Hartnett, Ph.D. and payable to RBCA.
10.30** Tax Sharing Agreement effective as of June 23, 1997, by and among Holdings and RBCA, ITB, LPP and Nice.
10.31** Asset Purchase Agreement by and among SKF USA Inc., Bremen and RBCA dated as of August 8, 1997.
10.32*** Real Estate Purchase Agreement for the Walterboro , South Carolina facility, dated March 27, 1998 by and between Linear Precision Products, Inc., RBCA and Dana Corporation.
10.33*** Amendment to the Letter of Credit Agreement, dated as of June 23, 1998 between RBCA and Heller Financial Inc.
10.34*** Supplement No. 1 to Guarantee Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.
10.35*** Supplement No. 1 to Indemnity, Subrogation and Contribution Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.
10.36*** Supplement No. 1 to Security Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.
10.37*** Supplement No. 1 to Pledge Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.
10.38*** Agreement of Lease, dated as of November 1, 1964, between Bren, Inc. and SKF Industries, Inc. with Assignment and Agreement of Lease, dated August 8, 1997, between SKF USA, Inc. and Bremen Bearings.
10.39*** Asset Purchase Agreement, dated as of June 3, 1998, by and among Miller Acquisition Corporation, Miller Bearing Company and the Shareholders of Miller Bearing Corporation.

10.40***           Supplement No. 2 to Guarantee Agreement dated as of June 3,
                   1998, by and between Miller Acquisition Corporation and CSFB, as Collateral Agent.
10.41***           Supplement No. 2 to Indemnity, Subrogation and Contribution
                   Agreement, dated as of June 3, 1998, by and between Miller
                   Acquisition Corporation and CSFB.
10.42***           Supplement No. 2 to Security Agreement, dated as of June 3,
                   1998, by and between Miller Acquisition Corporation and CSFB.
10.43***           Supplement No. 2 to Pledge Agreement, dated as of June 3,
                   1998, by and between Miller Acquisition Corporation and CSFB.
10.44****          Asset Purchase Agreement By and Among SKF USA Inc., Tyson
                   Bearing Company, Inc. and Roller Bearing Company of America,
                   Inc. dated as of June 11, 1999.
16.2**             Letter of Ernst & Young LLP regarding Change in Certifying
                   Accountant.
21.***             Subsidiaries of RBCA.
27.+               Financial Data Schedule.


           * Incorporated by reference to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on August 8, 1997.

           **Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on October 31, 1997.

           ***Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 28, 1998.

           ****Incorporated by reference to the Company's Current Report on Form 8-K, dated June 11, 1999.

           + filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

                                    By:  /s/ Michael J. Hartnett
                                      ------------------------------------------
                                       Michael J. Hartnett
                                       President and Chief Executive Officer
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)


                                    By:  /s/ Anthony S. Cavalieri
                                      ------------------------------------------
                                       Anthony S. Cavalieri
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 21, 1999                       By:  /s/ Michael J. Hartnett
                                      ------------------------------------------
                                       Michael J. Hartnett
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer


June 22, 1999                       By:  /s/  Stephen A. Kaplan
                                       -----------------------------------------
                                       Stephen A. Kaplan
                                       Director

June 22, 1999                       By:  /s/ Kurt B. Larsen
                                       -----------------------------------------
                                       Kurt B. Larsen
                                       Director

June 23, 1999                       By:  /s/ William E. Myers, Jr.
                                       -----------------------------------------
                                       William E. Myers, Jr
                                       Director

June 23, 1999                       By:  /s/ Mitchell I. Quain
                                       -----------------------------------------
                                       Mitchell I. Quain
                                       Director

June 23, 1999                       By:  /s/ Robert Anderson
                                      ------------------------------------------
                                       Robert Anderson
                                       Director

June 23, 1999                       By:  /s/ Richard R. Crowell
                                       -----------------------------------------
                                       Richard R. Crowell
                                       Director