Form 10-Q
period 1999-06-26
ROLLER BEARING CO OF AMERICA INC
filed 1999-08-10
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 26, 1999


(x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to
        _____________


                        Commission file number: 333-33085



                     ROLLER BEARING COMPANY OF AMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       13-3426227
-------------------------------            -------------------------------------
(State or other jurisdiction of            (IRS Employer Indentification Number)
      incorporation)


60 ROUND HILL ROAD, FAIRFIELD, CT                                06430
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip code)
Registrant's Telephone Number:  203-255-1511


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


               Class                              Outstanding at August 6, 1999

    Common stock, $.01 par value                                    100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX


                                                                                                          PAGE
Part I            Financial Information

Item 1.                    Consolidated Balance Sheets -
                           At June 26, 1999 (unaudited) and April 3, 1999                                   3

                           Consolidated Statements of
                           Operations - Three months ended
                           June 26, 1999 (unaudited) and April 3, 1999                                      4

                           Consolidated Statements of Cash
                           Flows - Three months ended June 26, 1999
                           (unaudited) and April 3, 1999                                                     5

                           Notes to Consolidated Financial Statements                                        6 - 9

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                     10-11

Part II           Other Information                                                                          12

Signatures                                                                                                   13

Exhibit 10                                                                                                   14

Exhibit 27                                                                                                   15

Part I
Item 1.  Financial Information

                     Roller Bearing Company of America, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                        June 26,
                                                                                          1999        April 3,
                                                                                       (Unaudited)      1999
                                                                                       -----------   ---------
ASSETS

     Current assets:
          Cash                                                                          $   2,372    $     291
          Accounts receivable, net                                                         22,081       26,693
          Inventories                                                                      53,614       44,939
          Prepaid expenses and other current assets                                         2,149        2,098
                                                                                        ---------    ---------
               Total current assets                                                        80,216       74,021
                                                                                        ---------    ---------
                                                                                        ---------    ---------

          Property, plant and equipment, net of accumulated depreciation of
               $35,165 at June 26, 1999 and $33,718 at April 3, 1999                       55,010       49,309
          Restricted marketable securities                                                  5,214        5,118
          Excess of cost over net assets acquired, net of accumulated amortization of
               $4,421 at June 26, 1999 and $4,221 at April 3, 1999                         27,353       27,553
          Deferred financing costs, net of accumulated amortization of $1,961 at
               June 26, 1999 and $1,735 at April 3, 1999                                    6,190        6,344
          Other assets                                                                      2,475        2,474
                                                                                        ---------    ---------
               Total assets                                                             $ 176,458    $ 164,819
                                                                                        ---------    ---------
                                                                                        ---------    ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

     Current liabilities:
          Accounts payable                                                              $  10,692    $  11,214
          Accrued expenses and other current liabilities                                   16,020       13,655
          Current portion of long-term debt                                                14,000       10,500
          Obligations under capital leases, current portion                                   996        1,208
                                                                                        ---------    ---------
               Total current liabilities                                                   41,708       36,577
                                                                                        ---------    ---------
                                                                                        ---------    ---------
          Long term debt                                                                  139,375      134,575

          Capital lease obligations, less current portion                                   1,725        1,635

          Other noncurrent liabilities                                                      3,218        3,059
                                                                                        ---------    ---------
               Total liabilities                                                          186,026      175,846
                                                                                        ---------    ---------
                                                                                        ---------    ---------

     Stockholder's (deficit) equity:
          Common stock - $.01 par value; 1,000 shares
               authorized; issued and outstanding shares:
               100 shares at June1999 and at March 1999                                      --           --
          Additional paid-in capital                                                         (759)        (759)
          Stock Warrants                                                                    6,600        6,600
          Retained earnings (deficit)                                                     (15,409)     (16,868)
               Total stockholder's (deficit)                                               (9,568)     (11,027)
                                                                                        ---------    ---------
               Total liabilities and stockholder's (deficit)                            $ 176,458    $ 164,819
                                                                                        ---------    ---------
                                                                                        ---------    ---------

                    Roller Bearing Company of America, Inc.
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)


                                                                                   Three months ended
                                                                                ---------------------
                                                                                June 26,    June 27,
                                                                                 1999        1998
                                                                                --------    --------
Cash flows from operating activities:
     Net income                                                                 $  1,459    $  1,143
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation                                                             2,254       2,052
          Amortization of goodwill                                                   200         200
          Amortization of deferred financing costs                                   225         240
          Changes in working capital, net of acquisition:
               (Increase) decrease in accounts receivable                          4,612       2,450
               (Increase) decrease in inventories                                 (2,361)       (601)
               (Increase) decrease in prepaid expenses & other current assets        (49)       (318)
               (Increase) decrease in other non current assets                      (167)     (1,882)
               Increase (decrease) in accounts payable & accrued expenses           (870)     (4,082)
               Increase (decrease) in other non-current liabilities                  159        (159)

          Net cash provided (used) by operating activities                         5,462        (957)
                                                                                --------    --------
Cash flows from investing activities:
     Acquisition of subsidiaries                                                 (10,200)    (11,088)
     Purchase of property, plant & equipment, net                                 (1,233)     (2,787)
     Sale of restricted marketable securities                                     (4,800)       --
     Purchase of restricted marketable securities                                  4,800         425

          Net cash used in investing activities                                  (11,433)    (13,450)
                                                                                --------    --------
Cash flows from financing activities:

     Net increase (decrease) in revolving credit facility                          3,500       6,500
     Issuance of Industrial Revenue Bonds                                          4,800        --
     Payments of bank term loan                                                     --          (250)
     Principal payments on capital lease obligations                                (248)       (309)

          Net cash provided by financing activities                                8,052       5,941
                                                                                --------    --------
          Net increase (decrease) in cash                                          2,081      (8,466)
                                                                                --------    --------
Cash, at beginning of year                                                           291      10,625
Cash, at end of period                                                          $  2,372    $  2,159
                                                                                --------    --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                              $  6,122    $  5,416
                                                                                --------    --------
          Income taxes                                                                $-    $  1,076
                                                                                --------    --------
                                                                                --------    --------


                                                    Three Months Ended
                                                    ------------------
                                                    June 26,  June 27,
                                                      1999      1998
                                                    --------  --------
Net sales                                           $42,971   $37,480

Cost of sales                                        31,226    26,679

     Gross Margin                                    11,745    10,801

Operating expenses:
     Selling, general and administrative              5,830     5,250
     Other expense, net of other income                 168       172
                                                      5,998     5,422

     Operating income                                 5,747     5,379

Interest expense, net                                 3,388     3,443

     Income before taxes and extraordinary charge     2,359     1,936

Income tax expense                                      900       793

     Net income                                     $ 1,459   $ 1,143
                                                    -------   -------
                                                    -------   -------

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the three month period ended June 26, 1999 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller"), Tyson Bearings, Inc. ("Tyson") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

All references to "Holdings" refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the parent and sole stockholder of the Company.

1.   ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On June 11, 1999, Tyson, a wholly-owned subsidiary of the Company, completed the acquisition of certain selected assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10.2 million plus the assumption of certain selected liabilities. The acquisition was accounted for under the purchase method of accounting.

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

The results of operations of Miller and Tyson subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Therefore, the results of the Company for the three months ended June 26, 1999 include Miller and Tyson results for the entire three-month period.

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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However the summarized combined financial information of the subsidiary guarantors are as follows:

                                                                        AS OF
                                                            JUNE 26,                APRIL 3,
  Balance Sheet Data:                                         1999                    1999
          Current assets                                    $ 31,743                $ 27,475
          Noncurrent assets                                   40,604                  34,825
                                                            --------                --------
          Total assets                                      $ 72,347                $ 62,300
                                                            --------                --------
                                                            --------                --------
          Current liabilities                               $ 50,150                $ 42,129

          Noncurrent liabilities                               4,362                    4,207
                                                            --------                --------
          Total liabilities                                 $ 54,512                $ 46,336
                                                            --------                --------
          Stockholder's equity                              $17,835                  $15,964
                                                            --------                --------
                                                            --------                --------


                                                                  THREE MONTHS ENDED
                                                            --------------------------------
                                                            JUNE 26,                JUNE 27,
  Operating Results                                          1999                     1998

          Net sales                                         $ 23,171                $ 16,414
          Gross margin                                      $ 4,091                  $ 3,816
          Net income                                        $ 1,553                  $ 1,392


Total current liabilities include intercompany liabilities of $59,031 and $26,717 as of June 26, 1999 and April 3, 1999, respectively. Net income includes a provision for income taxes of $1,080 and $968 in fiscal years 1999 and 1998, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of June 26, 1999 the Company had the ability to borrow up to an additional $24,400 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:


                                                                                     JUNE 26,             APRIL 3,
                                                                                       1999                 1999
                                                                               ---------------------- -----------------
SENIOR SUBORDINATED NOTES PAYABLE                                                    $ 110,000           $ 110,000

CREDIT FACILITY
Term Loan, payable in quarterly installments of $250, commencing December 30,
1997, increasing annually thereafter to $1,375 from December 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, Payable monthly and quarterly for prime and LIBOR-based elections,
respectively                                                                            13,875              13,875

Revolving Credit Facility borrowings outstanding                                        11,000               7,500

INDUSTRIAL DEVELOPMENT REVENUE BONDS
Series 1994 A due in annual installments of $180 beginning December 1, 2006, graduating to $815 on December 1, 2014 with final payment due on December 1,
2017; bears interest at a variable rate, payable monthly
through December 2017                                                                    7,700               7,700

Series 1994 B bears interest at a variable rate, payable monthly
through December 2017                                                                    3,000               3,000

Series 1998 tax-exempt industrial development bonds; bears interest at variable rates, payable monthly through December 2021
                                                                                         3,000               3,000

Series 1999 tax exempt industrial development bonds; bears
interest at variable rates, payable monthly through April, 2024                          4,800                  --
                                                                                      --------             --------

Total debt                                                                             153,375             145,075
Less: current portion                                                                   14,000              10,500
                                                                                      --------             --------
Long term debt                                                                        $139,375             $134,575
                                                                                      --------             --------
                                                                                      --------             --------


The debt agreements require that the Company meet certain financial covenants, principally limiting the incurrence of additional indebtedness, the payment of dividends, and certain other transactions.

3.   RECENTLY ISSUED PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal exposure to derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company's target markets, particularly, the aerospace industry, the cost of raw materials and the Company's ability to pass cost increases to its customers, the reliance of the Company on certain customers, the ability of the Company to expand into new markets, the ability of the Company to integrate acquisitions and other factors discussed from time to time in the reports filed by the Company with the Securities and Exchange Commission, which could cause actual results to differ materially.

The following discussion addresses the financial condition of the Company as of June 26, 1999 and the results of its operations for the three month period ended June 26, 1999, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 3, 1999 included in the Form 10-K.

THREE MONTHS ENDED JUNE 26, 1999 COMPARED TO THREE MONTHS ENDED JUNE 27, 1998

Net sales for the three months ended June 26, 1999 were $43.0 million, an increase of $5.5 million or 14.7% over the three months ended June 27, 1998. Net sales included sales totaling $9.4 million from Tyson, acquired effective April, 1999. Net sales decreased $3.9 million or 10.5% without Tyson's sales. The decrease in net sales is primarily attributed to a major customer falling behind on contractually committed orders and the elimination of certain unprofitable product lines.

Gross margin increased by $0.9 million or 8.7% to $11.7 million for the three months ended June 26, 1999, as compared to the comparable period last year. Gross margin as a percentage of net sales decreased 1.5%, from 28.8% for the first quarter of fiscal 1998, to 27.3% in the first quarter of fiscal 1999 due to the costs of integrating the product line of Tyson. First quarter margin as a percentage of net sales increased 4.0% to 32.8% in the first quarter of this year without Tyson. These increases are primarily the result of strategic pricing increases, better operational performance, the elimination of certain unprofitable lines and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $0.6 million or 11.0% to $5.8 million for the three month period ended June 26, 1999 as compared to the comparable period last year. The increase was primarily due to fixed infrastructure costs necessary to support the expanded business and key additions to operating management as well as the additional expenses related to Tyson. SG&A as a percentage of net sales decreased from 14.0% for the first quarter of fiscal 1998 to 13.6% for the first quarter of fiscal 1999. The decrease of 0.4% is primarily due to the Company's increased sales volume as a result of the inclusion of Tyson's sales.

Operating income increased by $0.3 million or 6.8% to $5.7 million for the three months ended June 26, 1999 as compared to $5.4 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin somewhat offset by higher operating expenses.

Income before taxes increased for the three month period ended June 26, 1999 to $2.4 million from $1.9 million for the same period last year, as a result of higher operating income and lower interest expense.

Net income for the current quarter reflects a tax provision of $0.9 million compared to $0.8 million for the first quarter of fiscal 1998. Net income increased by $0.3 million to $1.5 million from $1.2 million for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 26, 1999 was $37.6 million compared to $37.4 million at April 3, 1999, an increase of $0.2 million. For the three months ended June 26, 1999, the Company provided cash of $5.4 million from operating activities compared to ($1.0) million for the comparable period last year. The increase of $6.4 million is primarily the result of an increase in non-cash working capital of $5.9 million, an increase in net income of $0.3 million, and all other of $0.2 million.

Cash used for investing activities for the three months ended June 26, 1999 was $11.4 million which included $10.2 million for the acquisition of Tyson, with the remainder relating to capital expenditures of $1.2 million. Proceeds of $4.8 million from the issuance of industrial revenue bonds was placed in a trust account, and $4.8 million from such trust account was remitted to the Company in connection with qualifying equipment purchases.

The Company had net cash inflows from financing activities of $8.1 million partially resulting from a draw down on its revolving credit facility of $3.5 million. Additionally, in April 1999, the Company issued $4.8 million in secured industrial revenue bonds which are due in 2024, and which were used for construction and purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company. During the three month period ended June 26, 1999, the Company used $0.2 million of funds for capital lease obligations.

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

YEAR 2000

The Company has made a comprehensive assessment of its computer operations, including trading partner compliance and embedded chips, to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan, which was substantially completed by June 1999, utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects its Year 2000 conversion to be fully completed by September 1999, but has also formulated contingency plans, which, in the event the Company's plans are delayed, may be implemented to minimize the risks of interruptions of the Company's business.

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

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

10.1 Loan Agreement, dated as of April 1, 1999, by and between California Infrastructure and Economic Development Bank and Roller Bearing Company of America, Inc.

10.2 Indenture Of Trust, dated as of April 1, 1999, between California Infrastructure and Economic Development Bank and U.S. Bank Trust National Association, as Trustee

10.3 Remarketing Agreement, dated as of April 1, 1999, by and between The Chapman Company and Roller Bearing Company of America, Inc.

10.4 Tax Regulatory Agreement, dated as of April 1, 1999, by and among California Infrastructure and Economic Development Bank, U.S. Bank Trust National Association, as Trustee, and Roller Bearing Company of America, Inc.

27.1      Financial Data Schedule

(b)       Reports on Form 8-K

          Current Report on Form 8-K, filed June 25, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                  ROLLER BEARING COMPANY OF AMERICA, INC.


August 4, 1999                    /s/ MICHAEL J. HARTNETT
                                  ----------------------------------------------
                                  By: Michael J. Hartnett
                                      President & Chief Executive Officer
                                      Principal Executive Officer

August 4, 1999                    /s/ ANTHONY S. CAVALIERI
                                  ----------------------------------------------
                                  By: Anthony S. Cavalieri
                                      Vice President & Chief Financial Officer
                                      Principal Financial and Accounting Officer

                                   EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
*10.1     Loan Agreement, dated as of April 1, 1999, by and between California
          Infrastructure and Economic Development Bank and Roller Bearing
          Company of America, Inc.

*10.2     Indenture Of Trust, dated as of April 1, 1999, between California
          Infrastructure and Economic Development Bank and U.S. Bank Trust
          National Association, as Trustee

*10.3     Remarketing Agreement, dated as of April 1, 1999, by and between The
          Chapman Company and Roller Bearing Company of America, Inc.

*10.4     Tax Regulatory Agreement, dated as of April 1, 1999, by and among
          California Infrastructure and Economic Development Bank, U.S. Bank
          Trust National Association, as Trustee, and Roller Bearing Company of
          America, Inc.

*27       Financial Data Schedule


-----
*  Filed herewith