Form 10-Q
period 1999-09-25
ROLLER BEARING CO OF AMERICA INC
filed 1999-11-08
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 25, 1999


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to
      _____________


                        Commission file number: 333-33085



                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  13-3426227
 (State or other jurisdiction of           (IRS Employer Identification Number)
         incorporation)


60 ROUND HILL ROAD, FAIRFIELD, CT                                06430
(Address of principal executive offices)                      (Zip Code)
Registrant's Telephone Number:  203-255-1511



Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding twelve (12) months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes        X        No ____________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at November 4, 1999
    Common stock, $.01 par value                           100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX


                                                                                       AGE
Part I            Financial Information

Item 1.                    Consolidated Balance Sheets -
                           At September 25, 1999 (unaudited) and April 3, 1999          3

                           Consolidated Statements of Operations - Three months
                           and six months ended September 25, 1999 (unaudited)
                           and September 26, 1998
                           (unaudited)                                                  4

                           Consolidated Statements of Cash
                           Flows - Six months ended September 25, 1999
                            and September 26, 1998 (unaudited)                          5

                           Notes to Consolidated Financial Statements                   6 - 8

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                9-11

Part II           Other Information                                                     12

Signatures                                                                              13

Exhibit 27                                                                              14


PART I
ITEM 1. FINANCIAL INFORMATION

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 25,      APRIL 3,
                                                                                        1999            1999
                                                                                    ------------     -----------
                                                                                    (Unaudited)
ASSETS

      Current assets:
            Cash                                                                    $      3,797     $       291
            Accounts receivable, net                                                      22,655          26,693
            Inventories                                                                   55,837          44,939
            Prepaid expenses and other current assets                                      2,895           2,098

                                                                                    ------------     -----------
                        Total current assets                                              85,184          74,021
                                                                                    ------------     -----------

      Property, plant and equipment, net of accumulated depreciation of
            $36,592 at September 25, 1999 and $33,718 at April 3, 1999                    54,643          49,309
      Restricted marketable securities                                                     4,811           5,118
      Goodwill, net of accumulated amortization of $4,622 at September 25, 1999
            and $4,221 at April 3, 1999                                                   27,152          27,553
      Deferred financing costs, net of accumulated amortization of $2,230 at
            September 25, 1999 and $1,735 at April 3, 1999                                 6,050           6,344
      Other assets                                                                         2,502           2,474

                                                                                    ------------     -----------
                        Total assets                                                $    180,342     $   164,819
                                                                                    ============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                        $     10,777     $    11,214
            Accrued expenses and other current liabilities                                17,251          13,655
            Current portion of long-term debt                                             13,500          10,500
            Obligations under capital leases, current portion                                914           1,208
                                                                                    ------------     -----------

                        Total current liabilities                                         42,442          36,577

      Long term debt                                                                     138,500         134,575

      Capital lease obligations, less current portion                                      1,705           1,635

      Other noncurrent liabilities                                                         4,765           3,059
                                                                                    ------------     -----------

                        Total liabilities                                                187,412         175,846
                                                                                    ------------     -----------

      Stockholder's (deficit) equity:
            Common stock - $.01 par value; 1,000 shares
                        authorized; issued and outstanding shares:
                        100 shares at September 25, 1999 and at April 3, 1999                  -               -
            Additional paid-in capital                                                      (759)           (759)
            Stock Warrants                                                                 6,600           6,600
            Retained earnings (deficit)                                                  (12,911)        (16,868)
                                                                                    ------------     -----------
                        Total stockholder's (deficit)                                     (7,070)        (11,027)

                        Total liabilities and stockholder's (deficit)               $    180,342     $   164,819
                                                                                    ============     ===========


                 See Notes to Consolidated Financial Statements

                    Roller Bearing Company of America, Inc.
               Consolidated Statements of Operations (Unaudited)
                             (dollars in thousands)

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                   -------------------------------         --------------------------------
                                                   SEPTEMBER 25,     SEPTEMBER 26,         SEPTEMBER 25,      SEPTEMBER 26,
                                                       1999              1998                  1999               1998
                                                       ----              ----                  ----               ----
Net sales                                            $ 41,228          $ 36,001              $ 84,199            $ 73,481

Cost of sales                                          27,727            25,261                58,953              51,940
                                                   -------------------------------         --------------------------------
     Gross margin                                      13,501            10,740                25,246              21,541

Operating expenses:
     Selling, general and administrative                5,855             5,663                11,685              10,913
     Other expense, net of other income                   155               165                   323                 337
                                                   -------------------------------         --------------------------------
                                                        6,010             5,828                12,008              11,250

     Operating income                                   7,491             4,912                13,238              10,291

Interest expense, net                                   3,755             3,748                 7,143               7,191
                                                   -------------------------------         --------------------------------

     Income before taxes                                3,736             1,164                 6,095               3,100

Income tax expense                                      1,599               478                 2,499               1,271
                                                   -------------------------------         --------------------------------
     Net income                                      $  2,137          $    686              $  3,596            $  1,829
                                                   ===============================         ================================



                 See Notes to Consolidated Financial Statements

                    Roller Bearing Company of America, Inc.
               Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                                                         SIX MONTHS ENDED
                                                                                                 SEPTEMBER 25,      SEPTEMBER 26,
                                                                                                    1999                  1998
                                                                                                ---------------     -------------
Net income                                                                                          $    3,596          $  1,829
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation                                                                                       4,099             4,100
      Deferred income taxes                                                                                  -              (428)
      Amortization of goodwill                                                                             401               401
      Amortization of deferred financing costs                                                             495               489
      Changes in working capital, net of acquisition:
             (Increase) decrease in accounts receivable                                                  4,038             3,813
             (Increase) decrease in inventories                                                         (4,584)           (3,995)
             (Increase) decrease in prepaid expenses & other current assets                               (794)             (332)
             (Increase) decrease in other non current assets                                              (228)             (170)
             Increase (decrease) in accounts payable                                                    (1,328)           (1,229)
             Increase (decrease) in accrued expenses & other current liabilities                         1,774              (417)
             Increase (decrease) in other non-current liabilities                                        1,707              (159)
                                                                                                ---------------     -------------

      Net cash provided by operating activities                                                          9,176             3,902


Acquisition of subsidiaries                                                                            (10,200)          (11,088)
Purchase of property, plant & equipment, net                                                            (2,102)           (6,080)
Sale of restricted marketable securities                                                                (4,800)           (3,000)
Purchase of restricted marketable securities                                                             5,107               993
                                                                                                ---------------     -------------

      Net cash used in investing activities                                                            (11,995)          (19,175)



Net increase in revolving credit facility                                                                2,500             5,500
Issuance of Industrial Revenue Bonds                                                                     4,800             3,000
Payments of bank term loan                                                                                (375)             (500)
Principal payments on capital lease obligations                                                           (600)             (651)
                                                                                                ---------------     -------------

      Net cash provided by financing activities                                                          6,325             7,349

      Net increase (decrease) in cash                                                                    3,506            (7,924)

                                                                                                           291            10,625
                                                                                                ---------------     -------------
                                                                                                    $    3,797          $  2,701
                                                                                                ===============     =============


Cash paid during the period for:
      Interest                                                                                      $    6,954          $  6,543
                                                                                                ===============     =============
      Income taxes                                                                                  $      252          $  1,098
                                                                                                ===============     =============


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

The results of operations for the three month and six month periods ended September 25, 1999 are not necessarily indicative of the operating results for the full year.

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

1. ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On June 11, 1999, Tyson, a wholly-owned subsidiary of the Company, completed the acquisition of certain selected assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10,200 plus the assumption of certain selected liabilities. The acquisition was accounted for under the purchase method of accounting.

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

The results of operations of Miller and Tyson subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Therefore, the results of the Company for the six months ended September 25, 1999 include Miller and Tyson results for the entire three month, and six month periods, respectively.

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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summarized combined financial information of the subsidiary guarantors are as follows:

                                                                           AS OF
                                                         --------------------------------------
                                                         SEPTEMBER 25,               APRIL 3,
  Balance Sheet Data:                                         1999                    1999
                                                         --------------------------------------
          Current assets                                    $ 33,230                $ 27,475
          Noncurrent assets                                   40,235                  34,825
                                                            --------                --------
          Total assets                                      $ 73,465                $ 62,300
                                                            ========                ========

          Current liabilities                               $ 48,450                $ 42,129
          Noncurrent liabilities                               4,301                    4,207
                                                            --------                --------
          Total liabilities                                 $ 52,751                $ 46,336
                                                            --------                --------
          Stockholder's equity                              $ 20,714                $ 15,964
                                                            ========                ========

                                                                     SIX MONTHS ENDED
                                                         --------------------------------------
                                                         SEPTEMBER 25,           SEPTEMBER 26,
       Operating Results:                                     1999                    1999
                                                         --------------------------------------
          Net sales                                         $ 45,323                $ 32,921
          Gross margin                                      $ 10,071                $  7,602
          Net income                                        $  4,171                $  2,738


Total current liabilities include intercompany liabilities of $28,481 and $26,717 as of September 25, 1999 and April 3, 1999, respectively. Net income includes a provision for income taxes of $2,899 and $1,902 in fiscal years 1999 and 1998, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of September 25, 1999, the Company had the ability to borrow up to an additional $25,400 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                     SEPTEMBER 25,          APRIL 3,
                                                                                        1999                 1999
                                                                                ---------------------- -----------------
SENIOR SUBORDINATED NOTES PAYABLE                                                      $110,000            $110,000

CREDIT FACILITY
Term Loan, payable in quarterly installments of $250, commencing December 30,
1997, increasing annually thereafter to $1,375 from December 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable monthly and quarterly for prime and LIBOR-based elections,
respectively                                                                             13,500              13,875

Revolving Credit Facility borrowings outstanding                                         10,000               7,500

INDUSTRIAL DEVELOPMENT REVENUE BONDS
Series 1994 A due in annual installments of $180 beginning December 1, 2006, graduating to $815 on December 1, 2014 with final payment due on December 1,
2017; bears interest at a variable rate, payable monthly
through December 2017                                                                     7,700               7,700

Series 1994 B; bears interest at a variable rate, payable monthly
through December 2017                                                                     3,000               3,000



Series 1998 tax-exempt industrial development bonds; bearing interest
at variable rates, payable monthly through December 2021                                  3,000               3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April, 2024                           4,800                  --
                                                                                       --------            --------
Total debt                                                                              152,000             145,075

Less: current portion                                                                    13,500              10,500
                                                                                       --------            --------

Long term debt                                                                         $138,500            $134,575
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company's target markets, particularly, the aerospace industry, the cost of raw materials and the Company's ability to pass cost increases to its customers, the reliance of the Company on certain customers, the ability of the Company to expand into new markets and the ability of the Company to integrate acquisitions and other factors discussed from time to time in the reports filed by the Company with the Securities and Exchange Commission, which could cause actual results to differ materially.

The following discussion addresses the financial condition of the Company as of September 25, 1999 and the results of its operations for the three and six month periods ended September 25, 1999, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 3, 1999 included in the Form 10-K.

THREE MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1998

Net sales for the three months ended September 25, 1999 were $41.2 million, an increase of $5.2 million or 14.5% over the three months ended September 26, 1998. Net sales included sales totaling $8.3 million from Tyson, acquired effective April, 1999. Net sales decreased $3.1 million or 8.5% without Tyson's sales. The decrease in net sales is primarily attributed to cyclical factors in the aerospace business, and softness in agriculture, oil and construction businesses, a major customer falling behind on contractually committed orders and the elimination of unprofitable product lines.

Gross margin increased by $2.8 million or 25.7% to $13.5 million for the three months ended September 25, 1999, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 2.9%, from 29.8% for the second quarter of fiscal 1998, to 32.7% in the second quarter of fiscal 1999. The increase is primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $0.2 million or 3.4% to $5.9 million for the three month period ended September 25, 1999 as compared to the comparable period last year. The increase was primarily due to additional expenses related to Tyson. SG&A as a percentage of net sales decreased from 15.7% for the second quarter of fiscal 1998 to 14.2% for the second quarter of fiscal 1999. The decrease of 1.5% is primarily due to the Company's increased sales volume as a result of the inclusion of Tyson's sales.

Operating income increased by $2.6 million or 52.6% to $7.5 million for the three months ended September 25, 1999 as compared to $4.9 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin somewhat offset by higher operating expenses.

Income before taxes increased for the second quarter to $3.7 million from $1.2 million for the same period last year, as a result of higher operating income.

Net income for the current quarter reflects a tax provision of $1.6 million compared to a tax provision of $0.5 million for the second quarter of fiscal 1998. Net income increased by $1.4 million to $2.1 million from $0.7 million for the corresponding period last year.

SIX MONTHS ENDED SEPTEMBER 25, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 26, 1998

Net sales for the six months ended September 25, 1999 were $84.2 million, an increase of $10.7 million or 14.6% over the six months ended September 26, 1998. Net sales included sales totaling $17.7 million from Tyson, acquired effective April, 1999. Net sales decreased $7.0 million or 9.5% without Tyson's sales. The decrease in net sales is primarily attributed to cyclical factors in the aerospace business, and softness in agriculture, oil and construction businesses, a major customer falling behind on contractually committed orders and the elimination of unprofitable product lines.

Gross margin increased by $3.7 million or 17.2% to $25.2 million for the six months ended September 25, 1999, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 0.7%, from 29.3% for the first six months of fiscal 1998, to 30.0% in the first six months of fiscal 1999. Gross margin as a percentage of net sales increased 3.9% to 33.2% in the first six months of this year without Tyson. These increases are primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $0.8 million or 7.1% to $11.7 million for the six month period ended September 25, 1999 as compared to the comparable period last year. The increase was primarily due to additional expenses related to Tyson. SG&A as a percentage of net sales decreased from 14.9% for the first six months of fiscal 1998 to 13.9% for the first six months of fiscal 1999. The decrease of 1.0% is primarily due to the Company's increased sales volume as a result of the inclusion of Tyson's sales.

Operating income increased by $2.9 million or 28.2% to $13.2 million for the six months ended September 25, 1999 as compared to $10.3 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin somewhat offset by higher operating expenses.

Income before taxes increased for the six month period ended September 25, 1999 to $6.0 million from $3.1 million for the same period last year, as a result of higher operating income.

Net income for the current six months reflects a tax provision of $2.5 million compared to a tax provision of $1.3 million for the first six months of fiscal 1998. Net income increased by $1.8 million to $3.6 million from $1.8 million for the corresponding period last year.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 25, 1999 was $42.7 million compared to $37.4 million at April 3, 1999, an increase of $5.3 million. For the six months ended September 25, 1999, the Company provided cash of $9.2 million from operating activities compared to $3.9 million for the comparable period last year. The increase of $5.3 million is primarily the result of an increase in non-cash working capital of $2.8 million, an increase in net income of $1.8 million, and all other of $0.7 million.

Cash used for investing activities for the six months ended September 25, 1999 was $12.0 million which included $10.2 million for the acquisition of Tyson, with $2.1 million relating to capital expenditures. Proceeds of $4.8 million from the issuance of industrial revenue bonds was placed in a trust account, and $5.1 million was remitted to the Company in connection with qualifying equipment purchases.

The Company had net cash inflows from financing activities of $6.3 million partially resulting from a draw down on its revolving credit facility of $2.5 million. Additionally, in April 1999, the Company issued $4.8 million in secured industrial revenue bonds which are due in 2024, and which were used for construction and purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company. During the six month period ended September 25, 1999, the Company used $0.6 million of funds for capital lease obligations.

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

YEAR 2000

The Company has made a comprehensive assessment of its computer operations, including trading partner compliance and embedded chips, to identify systems that could be affected by the change in the millennium. The Company has developed a detailed Year 2000 compliance plan, which was substantially completed by September 1999, utilizing both internal and external resources to ensure Year 2000 compliance. The Company expects its Year 2000 conversion to be fully completed by the end of November 1999, but has also formulated contingency plans, which, in the event the Company's plans are delayed, may be implemented to minimize the risks of interruptions of the Company's business.

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

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

27    Financial Data Schedule - filed herewith

(b)   Reports on Form 8-K

      Current Report on Form 8-K, dated June 11, 1999 and filed on June 25, 1999 and amended on August 23 and 25, 1999

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                                    ROLLER BEARING COMPANY OF AMERICA, INC.


November 4, 1999                    BY:  /s/  MICHAEL J. HARTNETT
                                    ----------------------------------------
                                    Michael J. Hartnett
                                    President & Chief Executive Officer
                                    Principal Executive Officer

November 4, 1999                    BY:  /s/  ANTHONY S. CAVALIERI
                                    ----------------------------------------
                                    Anthony S. Cavalieri
                                    Vice President & Chief Financial Officer
                                    Principal Financial and Accounting Officer