Form 10-Q
period 1999-12-25
ROLLER BEARING CO OF AMERICA INC
filed 2000-02-08
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended DECEMBER 25, 1999


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from ___________ to
     _____________


                        Commission file number: 333-33085

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ----------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  13-3426227
              --------                                  -----------
   (State or other jurisdiction of          (IRS Employer Identification Number)
            incorporation)

                     60 ROUND HILL ROAD, FAIRFIELD, CT 06430
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                      Yes        X            No
                                         -----------            -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at February 4, 2000
     -------------------------------          ---------------------------------
      Common stock, $.01 par value                 100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                          PAGE

Part I Financial Information

Item 1.       Consolidated Balance Sheets
              At December 25, 1999 (unaudited) and April 3, 1999          3

              Consolidated Statements of
              Operations - Three months and nine months ended
              December 25, 1999 (unaudited) and December 26, 1998
             (unaudited)                                                  4

              Consolidated Statements of Cash
              Flows - Nine months ended December 25, 1999
              and December 26, 1998 (unaudited)                           5

              Notes to Consolidated Financial Statements                  6 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11 - 13

Part II       Other Information                                          14

Signatures                                                               15

Exhibit 27                                                               16

PART I

     ITEM 1. FINANCIAL INFORMATION

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   DECEMBER 25,    APRIL 3,
                                                                       1999         1999
                                                                   ------------   ---------
                                                                   (Unaudited)

ASSETS

  Current assets:
    Cash                                                            $   3,534     $     291
    Accounts receivable, net                                           25,162        26,693
    Inventories                                                        61,962        44,939
    Prepaid expenses and other current assets                           4,809         2,098
                                                                    ---------     ---------
        Total current assets                                           95,467        74,021
                                                                    ---------     ---------
  Property, plant and equipment, net of accumulated depreciation
    of $38,559 at December 25, 1999 and $33,718 at April 3, 1999       57,892        49,309
  Restricted marketable securities                                      4,811         5,118
  Goodwill, net of accumulated amortization of $4,822 at
    December 25, 1999 and $4,221 at April 3, 1999                      26,952        27,553
  Deferred financing costs, net of accumulated amortization
     of $2,459 at December 25, 1999 and $1,735 at April 3, 1999         5,822         6,344
  Other assets                                                          2,535         2,474
                                                                    ---------     ---------
                    Total assets                                    $ 193,479     $ 164,819
                                                                    =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
    Accounts payable                                                $  11,746     $  11,214
    Accrued expenses and other current liabilities                     17,081        13,655
    Current portion of long-term debt                                  17,000        10,500
    Obligations under capital leases, current portion                     850         1,208
                                                                    ---------     ---------
        Total current liabilities                                      46,677        36,577

  Long term debt                                                      144,983       134,575

  Capital lease obligations, less current portion                       1,516         1,635

  Other noncurrent liabilities                                          6,158         3,059
                                                                    ---------     ---------
        Total liabilities                                             199,334       175,846
                                                                    ---------     ---------
  Stockholder's equity (deficit):
    Common stock - $.01 par value; 1,000 shares
      authorized; issued and outstanding shares:
      100 shares at December 25, 1999 and at April 3, 1999                 --            --
    Additional paid-in capital                                           (759)         (759)
    Stock warrants                                                      6,600         6,600
    Retained earnings (deficit)                                       (11,696)      (16,868)
                                                                    ---------     ---------
        Total stockholder's (deficit)                                  (5,855)      (11,027)

        Total liabilities and stockholder's (deficit)               $ 193,479     $ 164,819
                                                                    =========     =========


                See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                         ------------------------- -------------------------
                                         DECEMBER 25, DECEMBER 26, DECEMBER 25, DECEMBER 26,
                                            1999         1998         1999         1998
                                         ------------ ------------ ------------ ------------

Net sales                                 $ 41,326     $ 34,063     $125,525     $107,544

Cost of sales                               28,164       23,804       87,117       75,744
                                          --------     --------     --------     --------
  Gross margin                              13,162       10,259       38,408       31,800

Operating expenses:
  Selling, general and administrative        6,467        5,714       18,152       16,627
  Other expense, net of other income           186          177          509          514
                                          --------     --------     --------     --------
                                             6,653        5,891       18,661       17,141

  Operating income                           6,509        4,368       19,747       14,659

Interest expense, net                        3,838        3,663       10,981       10,854
                                          --------     --------     --------     --------
  Income before taxes                        2,671          705        8,766        3,805

Income tax expense                           1,095          289        3,594        1,560
                                          --------     --------     --------     --------
  Net income                              $  1,576     $    416     $  5,172     $  2,245
                                          ========     ========     ========     ========


                See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                NINE MONTHS ENDED

                                                                             DECEMBER 25, DECEMBER 26,
                                                                                1999          1998
                                                                              --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  5,172      $  2,245
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                 6,390         6,210
    Deferred income taxes                                                           --          (428)
    Amortization of goodwill                                                       601           601
    Amortization of deferred financing costs                                       724           736
    Changes in working capital, net of acquisition:
      (Increase) decrease in accounts receivable                                 5,744         4,835
      (Increase) decrease in inventories                                        (6,440)       (7,146)
      (Increase) decrease in prepaid expenses & other current assets               267           (69)
      (Increase) decrease in other non current assets                             (260)         (188)
      Increase (decrease) in accounts payable                                      697        (2,243)
      Increase (decrease) in accrued expenses & other current liabilities       (2,709)       (3,177)
      Increase (decrease) in other non-current liabilities                          --          (159)
                                                                              --------      --------
    Net cash provided by operating activities                                   10,186         1,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries                                                    (12,055)      (11,088)
Purchase of property, plant & equipment, net                                    (3,867)       (7,806)
Sale of restricted marketable securities                                        (4,800)       (3,000)
Purchase of restricted marketable securities                                     5,107           993
                                                                              --------      --------
    Net cash used in investing activities                                      (15,615)      (20,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in revolving credit facility                                        6,000        10,500
Issuance of Industrial Revenue Bonds                                             4,800         3,000
Payments of bank term loan                                                      (1,250)         (875)
Principal payments on capital lease obligations                                   (878)         (840)
                                                                              --------      --------
    Net cash provided by financing activities                                    8,672        11,785

    Net increase (decrease) in cash                                              3,243        (7,899)

Cash, at beginning of year                                                         291        10,625
                                                                              --------      --------
Cash, at end of period                                                        $  3,534      $  2,726
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                    $ 13,235      $ 12,691
                                                                              ========      ========
  Income taxes                                                                $    421      $  1,211
                                                                              ========      ========


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

The results of operations for the three month and nine month periods ended December 25, 1999 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller"), Tyson Bearings, Inc. ("Tyson"), RBC Schaublin SA ("Schaublin") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

All references to "Holdings" refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the parent and sole stockholder of the Company.

1.   ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On December 27, 1999, Schaublin, a wholly-owned subsidiary of the Company, completed an asset and stock purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland. The acquisition was economically effective as of January 1, 1999. The earnings of Schaublin for the period from January 1, 1999 through September 30, 1999 effectively reduced the aggregate purchase price for the acquisition to 14,450,000 Swiss Francs ("CHF"), or approximately $9,088. The results of operations of Schaublin for the period commencing October 1, 1999 are included in the results of operations of the Company.

On June 11, 1999, Tyson, a wholly-owned subsidiary of the Company, completed the acquisition of certain assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10,200 plus the assumption of certain selected liabilities. The acquisition was accounted for under the purchase method of accounting.

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

The results of operations of Miller and Tyson subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Therefore, the results of the Company for the nine months ended December 25, 1999 include Miller and Tyson results for the entire three month and nine month periods, respectively. The results of operations of Schaublin subsequent to September 30, 1999 are included in the results of operations of the Company. Pro forma results for the Company, as if the Schaublin operation were included for the entire fiscal year are as follows:



              ------------------------------- ----------------------------------------------------------
                                                        NINE MONTHS ENDED DECEMBER 25, 1999

              ------------------------------- ----------------------------------------------------------
                                               AS REPORTED        SCHAUBLIN          PRO FORMA

                                                                  4/1 - 9/30/99

              ------------------------------- ------------------- ------------------ -------------------
              Net Sales                       $125,525               $9,187          $134,712
              ------------------------------- ------------------- ------------------ -------------------
              Operating Income                $ 19,747               $1,119          $ 20,866
              ------------------------------- ------------------- ------------------ -------------------
              Net Income                      $  5,172               $1,065          $  6,237
              ------------------------------- ------------------- ------------------ -------------------



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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summarized combined financial information of the subsidiary guarantors are as follows:



                                                  AS OF
                            -------------------------     ------------------
                                    DECEMBER 25,              APRIL 3,
                                       1999                    1999
Balance Sheet Data:         ------------------------      ------------------

   Current assets                    $42,587                    $27,475
   Noncurrent assets                  39,734                     34,825
                                     -------                    -------
   Total assets                      $82,321                    $62,300
                                     =======                    =======

   Current liabilities               $46,913                    $42,129
   Noncurrent liabilities              4,241                      4,207
                                     -------                    -------
   Total liabilities                 $51,154                    $46,336
                                     -------                    -------

   Stockholder's equity              $31,167                    $15,964
                                     =======                    =======




                                             NINE MONTHS ENDED
                           ------------------------       ---------------------
                                  DECEMBER 25,                 DECEMBER 26,
                                        1998                       1999
  Operating Results:       --------------------------     ----------------------

   Net sales                         $45,323                    $32,921
   Gross margin                      $10,071                    $ 7,602
   Net income                        $ 4,171                    $ 2,738


Total current liabilities include intercompany liabilities of $22,700 and $26,717 as of December 25, 1999 and April 3, 1999, respectively. Net income includes a provision for income taxes of $4,092 and $1,902 in fiscal years 2000 and 1999, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of December 25, 1999, the Company had the ability to borrow up to an additional $21,900 under the Revolving Credit Facility.

In addition, in connection with the purchase of Schaublin, the Company entered into a bank credit facility (the "Swiss Credit Facility) with Credit Suisse providing for 10,000,000 CHF, or approximately $6,289 of term loans (the "Swiss Term Loans") and up to 1,000,000 CHF, or approximately $628, of revolving credit loans and letters of credit (the "Swiss Revolving Credit Facility"). Also in connection with the purchase of Schaublin, the Company entered into a two-year term loan (the "Schaublin Loan") with the Seller for 1,700,000 CHF, or approximately $1,069.

     The balances payable under all borrowing facilities are as follows:



                                                                                     DECEMBER 25,          APRIL 3,
                                                                                         1999                1999
                                                                                  -------------------- -----------------

SENIOR SUBORDINATED NOTES PAYABLE                                                      $ 110,000          $ 110,000

CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing December 30, 1997, increasing annually thereafter to $1,375 from December 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable monthly and quarterly for prime and LIBOR-based elections, respectively

                                                                                          12,625             13,875

Revolving Credit Facility borrowings outstanding                                          13,500              7,500

SWISS CREDIT FACILITY
Term Loan, payable in quarterly installments of approximately
$314, commencing March 2001, increasing thereafter to
approximately $471 from March 2004; bears interest at variable
rates, payable quarterly                                                                   6,289               --

SCHAUBLIN NOTE
Term Loan, payable in two annual installments; approximately
$441 due December, 2000 and approximately $628 due December, 2001, bears
interest at 6%                                                                             1,069               --

INDUSTRIAL DEVELOPMENT REVENUE BONDS
Series 1994 A due in annual installments of $180 beginning December 1, 2006, graduating to $815 on December 1, 2014 with final payment due on December 1, 2017; bears interest at a variable rate, payable monthly through December 2017

                                                                                           7,700              7,700

Series 1994 B; bears interest at a variable rate, payable monthly through
December 2017                                                                              3,000              3,000

Series 1998 tax-exempt industrial development bonds; bearing interest at
variable rates, payable monthly through December 2021                                      3,000              3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April, 2024                            4,800               --
                                                                                         -------            --------
Total debt                                                                               161,983            145,075

Less: current portion                                                                     17,000             10,500
                                                                                          ------            -------

Long term debt                                                                          $144,983           $134,575
                                                                                        ========           ========

         The debt agreements require that the Company meet certain financial covenants, principally limiting the incurrence of additional indebtedness, the payment of dividends, and certain other transactions.


RECENTLY ISSUED PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal exposure to the use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

The following discussion addresses the financial condition of the Company as of December 25, 1999 and the results of its operations for the three and nine month periods ended December 25, 1999, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 3, 1999 included in the Form 10-K.

THREE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1998

Net sales for the three months ended December 25, 1999 were $41.3 million, an increase of $7.3 million or 21.3% over the three months ended December 26, 1998. Net sales included sales totaling $4.8 million from Tyson, acquired effective April 1, 1999 and $3.7 million from Schaublin, whose results of operations are included in the results of operations of the Company as of October 1, 1999. Net sales decreased $1.2 million or 3.7% without Tyson and Schaublin sales. The decrease in net sales is primarily attributed to cyclical factors in the aerospace business, and softness in agriculture and construction businesses and a major customer falling behind on contractually committed orders.

Gross margin increased by $2.9 million or 28.3% to $13.2 million for the three months ended December 25, 1999, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 1.7%, from 30.1% for the third quarter of fiscal 1999, to 31.8% in the third quarter of fiscal 2000. Gross margin as a percentage of net sales increased 3.8% to 33.9% in the third quarter of this year without Tyson or Schaublin results. The increase is primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $0.8 million or 13.2% to $6.5 million for the three month period ended December 25, 1999, as compared to the comparable period last year. The increase was primarily due to additional expenses related to Tyson and Schaublin. SG&A as a percentage of net sales decreased from 16.8% for the third quarter of fiscal 1999 to 15.6% for the third quarter of fiscal 2000. The decrease of 1.2% is primarily due to the Company's increased sales volume as a result of the inclusion of Tyson and Schaublin sales.

Operating income increased by $2.1 million or 49.0% to $6.5 million for the three months ended December 25, 1999, as compared to $4.4 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin and was partially offset by higher operating expenses.

Income before taxes increased for the third quarter to $2.7 million from $0.7 million for the same period last year as a result of higher operating income.

Net income for the current quarter reflects a tax provision of $1.1 million compared to a tax provision of $0.3 million for the third quarter of fiscal 1999. Net income increased by $1.2 million to $1.6 million from $0.4 million for the corresponding period last year.

NINE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 26, 1998

Net sales for the nine months ended December 25, 1999 were $125.5 million, an increase of $18.0 million or 16.7% over the nine months ended December 26, 1998. Net sales included sales totaling $22.5 million from Tyson, acquired effective April, 1999 and $3.7 million from Schaublin, whose results of operations are included in the results of operations of the Company as of October 1, 1999. Net sales decreased $8.2 million or 7.7% without Tyson and Schaublin sales. The decrease in net sales is primarily attributed to cyclical factors in the aerospace business, and softness in agriculture and construction businesses and a major customer falling behind on contractually committed orders.

Gross margin increased by $6.6 million or 20.8% to $38.4 million for the nine months ended December 25, 1999, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 1.0%, from 29.6% for the first nine months of fiscal 1999, to 30.6% in the first nine months of fiscal 2000. Gross margin as a percentage of net sales increased 3.8% to 33.4% in the first nine months of this year without Tyson or Schaublin results. These increases are primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $1.5 million or 9.2% to $18.2 million for the nine month period ended December 25, 1999, as compared to the comparable period last year. The increase was primarily due to additional expenses related to Tyson and Schaublin. SG&A as a percentage of net sales decreased from 15.5% for the first nine months of fiscal 1999 to 14.5% for the first nine months of fiscal 2000. The decrease of 1.0% is primarily due to the Company's increased sales volume as a result of the inclusion of Tyson and Schaublin sales.

Operating income increased by $5.1 million or 34.7% to $19.7 million for the nine months ended December 25, 1999, as compared to $14.7 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin and was partially offset by higher operating expenses.

Income before taxes increased for the nine month period ended December 25, 1999 to $8.8 million from $3.8 million for the same period last year as a result of higher operating income.

Net income for the current nine months reflects a tax provision of $3.6 million compared to a tax provision of $1.6 million for the first nine months of fiscal 1999. Net income increased by $3.0 million to $5.2 million from $2.2 million for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 25, 1999 was $48.8 million compared to $37.4 million at April 3, 1999, an increase of $11.4 million. For the nine months ended December 25, 1999, the Company provided cash of $10.2 million from operating activities compared to $1.2 million for the comparable period last year. The increase of $9.0 million is primarily the result of an increase in non-cash working capital of $5.4 million, an increase in net income of $3.0 million, and all other of $0.6 million.

Cash used for investing activities for the nine months ended December 25, 1999 was $15.6, million which included $10.2 million and $1.9 million for the acquisitions of Tyson and Schaublin, respectively. Capital expenditures during the first nine months of the fiscal year were $3.8 million . Sales of $4.8 million of industrial revenue bonds were placed in a trust account, and $5.1 million was remitted to the Company in connection with qualifying equipment purchases.

The Company had net cash inflows from financing activities of $8.7 million partially resulting from a draw down on its revolving credit facility of $6.0 million. Additionally, in April 1999, the Company issued $4.8 million in secured industrial revenue bonds which are due in 2024, and which were used for construction and purchase of building improvements, fixtures, machinery and equipment in for a manufacturing facility of the Company. During the nine month period ended December 25, 1999, the Company used $0.9 million of funds for capital lease obligations.

Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, the Swiss Credit Facility, the Schaublin noteand the funding of acquisitions represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company is required to make scheduled principal payments which commenced in December 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods. With respect to the Swiss Term Loans, the Company is required to make scheduled principal payments which commence in March 2001. The Swiss Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. The Schaublin note is payable in two annual installments and bears interest at 6% per annum.

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

YEAR 2000

The Company experienced no material problems with its information systems, or those of its vendors, customers or financial institutions, as a result of the date change to the Year 2000. The Company developed a detailed Year 2000 compliance plan, which was completed by November 1999, utilizing both internal and external resources to ensure Year 2000 compliance. Costs related to this conversion to date were approximately $0.3 million. The Company does not anticipate expending any additional funds on Y2K related activities.

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

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Asset And Stock Purchase Agreement, dated as of December 17, 1999, by and among Schaublin France SA, Schaublin USA Inc., Schaublin SA, Andrbc Schaublin SA and RBD Schaublin SA.

10.2 Lease Agreement, dated as of December 17, 1999, between Schaublin SA and RBC Schaublin SA.

10.3 Credit Agreement, dated as of December 27, 1999, between RBC Schaublin S.A. Delemont and Credit Suisse.

27       Financial Data Schedule - filed herewith

(b)      Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                  ROLLER BEARING COMPANY OF AMERICA, INC.

February 4, 2000                  By: /S/ MICHAEL J. HARTNETT
                                      ----------------------------------------
                                      Michael J. Hartnett
                                      President & Chief Executive Officer
                                      Principal Executive Officer

February 4, 2000                  By: /S/ ANTHONY S. CAVALIERI
                                      ---------------------------------------
                                      Anthony S. Cavalieri
                                      Vice President & Chief Financial Officer
                                      Principal Financial and Accounting Officer