Form 10-K405
period 2000-04-01
ROLLER BEARING CO OF AMERICA INC
filed 2000-06-29
CIK 1042465

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



 (Mark One)

 /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 for the fiscal year ended April 1, 2000 or

 / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 333-33085


                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                              13-3426227
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

60 Round Hill Road, Fairfield, CT                              06430
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:  (203) 255-1511


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

Yes  X                No
    ---                  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of June 27, 2000, there were 100 shares of the registrant's Common Stock outstanding, all of which were held by Roller Bearing Holding Company, Inc., a Delaware corporation. There is no public market for the registrant's Common Stock.

Documents Incorporated by Reference:  None

         THIS ANNUAL REPORT OF ROLLER BEARING COMPANY OF AMERICA, INC. (THE "COMPANY") ON FORM 10-K CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS, AS CONTEMPLATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "INTEND," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR COMPARABLE TERMINOLOGY AND MAY INCLUDE, AMONG OTHER THINGS, EXPECTED GROWTH, BUSINESS STRATEGIES, FUTURE REVENUES, FUTURE SALES, FUTURE OPERATING PERFORMANCE, PLANS, OBJECTIVES, GOALS AND STRATEGIES OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED UPON INFORMATION CURRENTLY AVAILABLE IN WHICH THE COMPANY'S MANAGEMENT SHARES ITS KNOWLEDGE AND JUDGMENT ABOUT FACTORS THAT IT BELIEVES MAY MATERIALLY AFFECT THE COMPANY'S PERFORMANCE. THE FORWARD-LOOKING STATEMENTS ARE MADE IN GOOD FAITH BY THE COMPANY AND ARE BELIEVED BY THE COMPANY TO HAVE A REASONABLE BASIS. HOWEVER, SUCH STATEMENTS ARE SPECULATIVE, SPEAK ONLY AS OF THE DATE MADE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS AND COMPETITION, THE CYCLICAL NATURE OF THE COMPANY'S TARGET MARKETS, PARTICULARLY, THE AEROSPACE INDUSTRY, THE COST OF RAW MATERIALS AND THE COMPANY'S ABILITY TO PASS COST INCREASES TO ITS CUSTOMERS, THE ABILITY OF THE COMPANY TO EXPAND INTO NEW MARKETS, THE ABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS, AND OTHER FACTORS DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WELL AS OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

         READERS ARE URGED TO REVIEW CAREFULLY AND CONSIDER DISCLOSURES MADE BY THE COMPANY IN THIS AND OTHER REPORTS THAT DISCUSS FACTORS GERMANE TO THE COMPANY'S BUSINESS.


PART I

ITEM 1.  BUSINESS

OVERVIEW

         The Company is an international manufacturer and distributor of highly engineered precision roller, ball and plain bearings in the United States. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While the Company manufactures products in all major bearing categories, the Company focuses primarily on highly technical or regulated bearing products for niche markets. The Company targets the higher end of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved.

         The Company conducts and operates its business through three divisions: the RBC division; the Heim Bearings ("Heim") division; the Transport Dynamics Corporation ("TDC") division, and seven wholly-owned subsidiaries: RBC Nice Bearings, Inc. ("Nice"); RBC Linear Precision Products, Inc. ("LPP"); Bremen Bearings, Inc. ("Bremen"); Industrial Tectonics Bearings Corporation ("ITB"); Miller Bearing Company, Inc. ("Miller"), Tyson Bearing Company, Inc. ("Tyson") and RBC Schaublin S.A. ("Schaublin"). The Company also has a wholly owned foreign sales subsidiary, Roller Bearing Company FSC, Inc. ("FSC").

FORMATION; CORPORATE STRUCTURE; ACQUISITIONS

         The Company was incorporated in Delaware in 1987. In July 1991, the Company's Chairman, President and Chief Executive Officer, Dr. Michael J. Hartnett, teamed up with affiliates of Aurora Capital Partners, L.P. ("Aurora") to implement a plan to acquire a series of small to medium size domestic companies in the roller and ball bearing industry. In March 1992, the Company's capital stock was acquired for $52 million by RBC Acquisition Company (which was incorporated in March, 1992 as a Delaware corporation), which was subsequently merged into the Company and the Company became a wholly-owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). From 1992 to 1999, the Company has acquired TDC, a manufacturer of plain bearings, for $5.8 million, Heim, a leading producer of rod end and ball bearings, for $6.8 million, LPP, a pioneer in grinding techniques for precision ball bearing screws, for $5.5 million, Nice, the oldest active brand name in the domestic bearing industry, for $7.5 million, and Bremen and Miller, manufacturers of rollers and needle bearings, for approximately $5.3 million and $11.1 million, respectively. In Fiscal 2000, the Company acquired Tyson, a manufacturer of tapered roller bearings, and Schaublin, a manufacturer of collets and bearings, for $10.2 million and $8.8 million, respectively.

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

HISTORY AND RECENT DEVELOPMENTS

         RECAPITALIZATION

         On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement (the "Recapitalization Agreement") dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock, including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith (the "Recapitalization"). In connection with the Recapitalization, all of the outstanding preferred stock of Holdings ("Preferred Stock") was redeemed by Holdings and substantially all of the outstanding common stock of Holdings ("Holdings Common Stock") and warrants to purchase Holdings Common Stock ("Holdings Warrants") held by non-management stockholders of Holdings were redeemed or purchased by Holdings, or certain current stockholders or warrantholders of Holdings, including certain affiliates of Credit Suisse First Boston ("CSFB") and one of the purchasers of the Discount Debentures (as defined herein).

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

         TYSON ACQUISITION

         On June 11, 1999, Tyson, a wholly-owned subsidiary of the Company, completed the acquisition of certain assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10.2 million plus the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting.

         SCHAUBLIN ACQUISITION

         On December 17, 1999, Schaublin, a wholly owned subsidiary of the Company, completed an asset purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland, and a related stock purchase of Schaublin France SA, a manufacturer of bearings located in Bovagnet, France. The acquisition was economically effective as of January 1, 1999. The earnings of Schaublin for the period from January 1, 1999 through September 30, 1999 effectively reduced the aggregate purchase price for the acquisition to 14.0 million Swiss Francs, or approximately $8.8 million. The results of operations of Schaublin for the period commencing October 1, 1999 are included in the results of operations of the Company.

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

         The Company targets the higher end of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved. In fiscal 2000 (which commenced on April 4, 1999 and ended on April 1, 2000), the Company had sales to more than 3,000 customers with no single customer amounting to more than 8% of net sales. The Company believes its rapid turnaround on orders, custom designed engineering and strict adherence to quality and reliability provide it with significant competitive advantages. The Company's key customers include Caterpillar, John Deere, Boeing, Pratt & Whitney, Dana Corporation, Honeywell Inc., General Electric, Bell Helicopter and Motion Industries.

         The Company sells primarily to domestic Original Equipment Manufacturers ("OEMs") and distributors in three markets: industrial, aerospace and government. Many of the Company's product offerings are in markets which require high service levels, extensive technical engineering support, short lead times and small production runs, with market sizes between $30 million and $150 million. In combination with the Company's efficient production processes, targeting such markets has allowed the Company to achieve its plan. Additionally, in an effort to generate more stable revenues, the Company has increased sales to the replacement market. Management estimates that currently over 60% of the Company's products are sold directly or indirectly for use in the replacement market.

         Although the Company operates as one manufacturing and operational segment, it sells products to various customer markets. As it relates to geographical data; during fiscal year 2000, the Company acquired Schaublin, based in Delemont, Switzerland, which produced $8.7 million in foreign sales, and additionally exported $12.3 million from its domestic operations to foreign customers. This combined $21.0 million represents 11.8% of the Company's total sales. During fiscal year 1999, the Company maintained no overseas manufacturing facilities but had foreign sales of $9.5 million or 6.4%, of the Company's total sales.

         Approximately 72% of the Company's fiscal 2000 net sales were to the industrial market. The Company believes opportunities exist to increase sales in this market as a result of (i) increasing demand for industrial machinery in both the domestic and international markets, which is expected to expand existing OEM selling opportunities, (ii) growth in aftermarket demand as the installed base continues to expand and (iii) the increased emphasis being placed on maintenance and repair of capital goods given the increasing cost of such items.

         Approximately 19% of the Company's fiscal 2000 net sales were to the aerospace market for applications in commercial and military aviation. According to Boeing, worldwide air travel is expected to grow 75% between 1996 and 2006 and the world commercial aircraft fleet is expected to double by 2016. The Company provides bearings for virtually every model of commercial aircraft in production, as well as many military applications, and its customers include all major aerospace manufacturers. Sales to the aerospace market have been increasing as a percentage of total sales, a trend which the Company expects will continue.

         Approximately 9% of the Company's fiscal 2000 net sales were to the government. The Company expects sales to this market to remain stable in the foreseeable future due to (i) increased emphasis on repair and maintenance of existing military platforms, (ii) sole source supplier relationships and replacement part sales for existing programs and (iii) long product lives of existing programs, which should ensure steady sales relating to such programs for several years.

BUSINESS STRATEGY

         The Company has developed a business strategy that focuses on profitability while growing, both internally and through acquisitions.

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

CUSTOMERS AND MARKETS

         The Company supplies bearings to OEMs and distributors in the industrial, aerospace and government markets. The industrial OEM market continues to be the largest market for the Company, accounting for 49% of the Company's fiscal 2000 net sales. While the Company's sales in its target markets have historically been concentrated on OEMs, the Company has recently shifted its focus in the aerospace and industrial markets towards replacement part sales. The Company believes this generates more stable revenues. The Company's top ten customers were responsible for generating 31% of the Company's fiscal 2000 net sales and no single customer was responsible for generating more than 8% of fiscal 2000 net sales. Five of the Company's top ten customers are distributors and the remaining five are OEMs.

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

         The Company manufactures a wide range of roller, ball and plain bearings for industrial uses by customers including Caterpillar, John Deere, Euclid Hitachi, Motion Industries, Applied Industrial Technologies, and Kaman. See "Products." Sales to the industrial market accounted for 72% of the Company's fiscal 2000 net sales. Approximately 67% of such sales were to OEMs while 33% were to distributors. Within the industrial market, the Company sells to the construction and mining equipment, material handling, machine tools, semiconductor manufacturing equipment and energy and natural resources markets. The Company believes that the diversification of its sales among the various markets of the industrial bearings market reduces its exposure to downturns in any individual market.

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

         The Company's penetration of the commercial aerospace market expanded through the acquisitions of TDC and Heim. Sales to the aerospace market accounted for 19% of the Company's fiscal 2000 net sales. Of this total, 70% reflected sales to OEMs and the remaining 30% were to distributors. Management estimates that over 75% of commercial aerospace net sales are actually used as replacement parts since a portion of OEM sales also are ultimately intended for replacement market use. Sales of products for use in the aftermarket helped the Company's sales over the past five years. The Company supplies bearings for commercial aircraft, commercial aircraft engines and private aircraft manufacturers, as well as to various military contractors for airplanes, helicopters and missile systems. Aerospace customers include Boeing, Lockheed-Martin, Bell Helicopter, General Electric, Pratt & Whitney, Honeywell, Aviation Sales and WS Wilson.

         Essential to servicing the aerospace market is the ability to obtain product approvals. The Company has in excess of 20,000 product approvals, which enable it to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the Federal Aviation Administration ("FAA") designated OEMs who are Production Approval Holders ("PAHs") of FAA approved aircraft. These PAHs provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Recent regulatory changes enacted by the FAA provide for an independent process (the PMA process), which enables suppliers who currently sell their products to the PAH, to sell products to the aftermarket. The Company has submitted over 6,100 PMA applications and has received over 1,000 approvals to date. There can be no assurance that the Company will receive approvals on all or any of its remaining submissions. To the extent that such approvals do not materialize, the Company's ability to service the aerospace market could be adversely affected.

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

         Government sales accounted for 9% of the Company's fiscal 2000 net sales, consisting primarily of replacement bearings on programs for which the Company is the sole source supplier. Despite cutbacks in the overall defense budget during the 1990s, appropriations for maintenance and repairs for product platforms serviced by the Company have remained stable. Military programs for which the Company supplies component products include airplanes, helicopters, turbine engines and armored vehicles.

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

PRODUCTS

         The Company's products and services include six broad categories: plain bearings, roller bearings, ball bearings, linear precision products, machine tool collets and refurbishment, each of which includes both standard and highly specialized and customized products. Within the six major categories that encompass the Company's product offerings, its major bearing products include heavy duty needle roller bearings, cam follower bearings, metal-to-metal, ball bearing and self-lubricating rod ends and spherical bearings, high precision ball and roller bearings, precision ball screws and semi-precision unground ball bearings. Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads.

         PLAIN BEARINGS

         Plain bearings accounted for approximately 30% of the Company's fiscal 2000 net sales. In general, plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Spherical plain bearings are designed for heavy equipment applications. Spherical plain bearings and rod end bearings are used in the aerospace market in the same applications as airframe control ball bearings. Heim and TDC produce Teflon(R) fabric lined sleeves for the aerospace market.

         ROLLER BEARINGS

         Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings. The sale of roller bearings accounted for 48% of the Company's fiscal 2000 net sales. Track rollers have widespread use in heavy industrial machinery applications. The Company is a leading producer of roller bearings for use in helicopters. The Company produces medium sized tapered roller bearings used primarily in heavy truck axle applications. A significant portion of the sales of this product is to the aftermarket through Chicago Rawhide, a division of SKF. The Company offers several needle roller bearing designs produced at the Bremen and Miller facilities. Needle bearings are used in various industrial applications and in certain U.S. military aircraft platform bearing applications that require high load carrying capability in a confined space. The product is also used as a shaft for another type of bearing or to support rotating components in mechanical or electromechanical devices. The Company produces this product in bearing quality steel but also has the capability to produce this product from various grades of low carbon, stainless or tool steel.

         BALL BEARINGS

         The Company manufactures four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings. Ball bearings accounted for 17% of the Company's fiscal 2000 net sales. High precision aerospace bearings are primarily sold to customers in government or the defense industry that require more technically sophisticated bearing products providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings which use extremely thin cross sections and give specialized machinery manufacturers many advantages. The Company is also involved in two niche markets: unground ball bearings and specialty inch and metric ball bearings.

         LINEAR PRECISION PRODUCTS

         LPP produces precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. Linear precision products accounted for approximately 2% of the Company's fiscal 2000 net sales. LPP's products are primarily used in the machine tool industry where the Company believes significant opportunities to cross-sell the Company's other products exist. LPP also serves many new, replacement and repair markets through an agreement with Warner Electric, a division of Dana Corporation.

         MACHINE TOOL COLLETS

         Schaublin produces precision machine tool collets that provide effective part holding and accurate part location during machining operations. The machine tool collets accounted for approximately 2% of the Company's fiscal 2000 net sales. The Company believes that significant opportunities to expand sales of this product outside of Europe exist.

         BEARING REFURBISHMENT PROGRAM

         ITB has developed a bearing refurbishment center. Management estimates this to be a $60 million market which historically has not been well served. Bearing refurbishment accounts for approximately 1% of the Company's fiscal 2000 net sales. The Company believes that, as an OEM manufacturer of bearing components, it is well positioned to serve this industry. Refurbished bearings offer the end user a significant savings and provide the equivalent service level. As material costs are minimal and most primary machining and grinding operations are not required to operate in this market, the opportunity exists for higher margins. The Company believes bearing refurbishment will continue to be a growing market, but does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

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

NEW PRODUCTS

         The Company develops and acquires new products and determines new applications for existing products. Some of the Company's new product introductions over the last several years in the industrial market include: the RBC self-lubricated, fibrinoid lined spherical plain bearing, designed to meet an increasing demand for products that are not lubricated and totally maintenance free; the NBC heavy duty needle roller bearing series; a commercial thin section ball bearing, which the Company developed by capitalizing on ITB's expertise in the aerospace industry and adapted for industrial use; and the Spherco self-lubricated fiberglide rod end, a maintenance-free rod end with reduced radial play.

         In the aerospace and defense markets, the Company's products also include the ITB swashplate thin section ball bearings and Heim ball bearing rod ends. The Company is also concurrently working with Boeing to develop weight saving products. The Company has submitted samples and test data to the Department of the Navy for military approval, which is required for the sale of the Company's aircraft cam follower product line to the aerospace industry. In addition, the company continues to pursue product approval and qualification for many different series of airframe control bearings through the FAA and Boeing.

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

         CAPACITY

         The Company's plants currently run on a single shift and a light second shift at selected locations to meet the demands of its customers. Management believes that current capacity levels, with future annual capital expenditures equal to approximately 5% of sales in turning and grinding equipment, will permit the Company to effectively meet demand levels through at least 2002. Management also believes that as it continues to invest in bearing professionals, the ability to increase capacity and move to full second shifts, if required, could be accomplished without compromising product quality or involving significant additional capital expenditure.

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

         Despite the difficulties inherent in the development of a quality, technically astute, sales force in the bearing industry, the Company has been able to accelerate the growth of its sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program, implemented in 1995, which has graduated 20 professionals. The Company will continue to hire and develop expert sales professionals and strategically locate them to implement its expansion strategy.

Today, the Company employs strategically located sales professionals nationwide in its sales and marketing effort.

         The Company has placed an emphasis on increasing sales to distributors serving the spare parts aftermarket in the Company's key industry markets. Sales to this market tend to be less cyclical as they arise out of end users' needs for replacement bearings on existing equipment. See "Customers and Markets." Management estimates that sales to the replacement market exceeded 60% of the Company's fiscal 2000 net sales. Management intends to continue to focus on building distributor sales volume.

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


BACKLOG

         As of April 1, 2000, the Company had a backlog of $77.7 million as compared to a backlog of $69.1 million as of April 3, 1999. The primary reasons for the increase in the backlog are the acquisitions of Tyson and Schaublin. The backlog not including Tyson and Schaublin was $68.1 million. The Company has historically maintained a strong backlog of orders. The Company sells many of its products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by the Company and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, the Company believes that it is not practical or prudent for most customers, including many of the Company's largest customers, to shift their bearing business to other suppliers.

EMPLOYEES

         The Company had approximately 1,520 employees at April 1, 2000.

         Currently, collective bargaining agreements with the United Auto Workers (UAW) cover substantially all of the hourly employees at the Company's West Trenton, New Jersey; Fairfield, Connecticut; and Bremen, Indiana plants, and collective bargaining agreements with the United Steelworkers (USWA) covers substantially all the hourly employees at the Company's Kulpsville, Pennsylvania and Glasgow, Kentucky plants. A collective bargaining agreement with the Association of Swiss Engineering Employers (ASM) covers substantially all of the hourly employees at the Company's Delemont, Switzerland plant. The West Trenton agreement expires on July 1, 2001; the Fairfield agreement expires on January 31, 2002; the Bremen agreement expires on June 30, 2002; the Kulpsville agreement expires on October 25, 2002; the Glasgow agreement expires on March 29, 2002; and the Delemont agreement expires on June 30, 2003. All other hourly employees are non-unionized.

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

INTELLECTUAL PROPERTY

         The Company's policy is to file patent applications to protect its technology, inventions and improvements that are important to the development of its business, and to seek trademark protection with respect to its product titles that have achieved brand name recognition. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company holds six United States patents (including those covering the RBC Roller-TM- cam follower and Quadlube-TM-spherical plain bearing) and has three additional United States patent applications pending. The Company has registered twelve trademarks in the United States. There can be no assurance that such rights will not be infringed upon, that additional patents will be issued as a result of the Company's applications and that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company believes that it would have adequate remedies for any such infringement or use or that claims allowed under such patents or any existing patents will not be challenged or invalidated or would be of adequate scope to protect the Company's technology. The Company does not believe that any individual item of intellectual property is material to its business.

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

         State agencies are currently overseeing investigation, remediation and/or monitoring activities at the Company's facilities in Fairfield, Connecticut, West Trenton, New Jersey, Santa Ana, California, Rancho Dominguez, California and Hartsville, South Carolina and the prior property owners have conducted limited remediation at the Company's Kulpsville, Pennsylvania and Bremen, Indiana facilities. The former owners of these facilities have agreed to indemnify the Company for liabilities arising from environmental conditions that existed prior to the date of purchase of such facilities by the Company, which has covered most of the costs of ongoing activities to date, although the Company has relinquished the indemnity for the Fairfield, Connecticut facility. Moreover, there can be no assurance that the indemnities relating to the other facilities, all of which contain negotiated dollar limits, will be adequate to resolve any remaining cleanup liabilities or that the indemnifying parties will continue to perform their indemnification obligations.

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

         Each of the Company's Bremen, Indiana facilities formerly had on-site lagoons used for settling process wastewater. In each case, the former owner of the facility discontinued use of the lagoon and removed residual sludge for disposal off-site years before RBC began operations at the facility. With regard to the former SKF facility located at 1342 West Plymouth Street in Bremen, some material from the lagoon was disposed of on-site. Testing of this material revealed that it was not hazardous under the United States Environmental Protection Agency's EP toxicity protocol and some of this material remains on-site. The former owner of this facility has indemnified RBC for pre-existing environmental liabilities at this site. At the former Miller Bearings facility located at 225 Industrial Boulevard in Bremen, the former owner removed residual sludge for off-site disposal and a Phase II environmental sampling investigation at this facility did not reveal the existence of regulated substances in excess of applicable regulatory standards at this facility. The former owner of this facility has indemnified RBC for pre-existing environmental liabilities at this site. Neither of the Bremen facilities has been the subject of any regulatory interest in connection with the cleanup of the former lagoons. Although there can be no assurance, the Company does not expect to incur material costs with respect to these former lagoons.

         Finally, limited environmental activities have been conducted at the Company's Kulpsville, Pennsylvania and Hartsville, South Carolina facilities. The prior owner of the Kulpsville facility is undertaking limited remediation at that facility in fulfillment of its indemnification obligations. Also, at the request of the state regulatory agency, the Company is monitoring trace level contamination at its Hartsville, South Carolina facility. This contamination resulted from operations prior to the Company's acquisition of the facility. Because the contamination has been detected at very low levels, which are decreasing, the state has not required cleanup activities beyond monitoring. Monitoring costs have remained minimal and are being paid by the Company. However, if the state regulatory agency were to require cleanup activities in the future, the cost of that cleanup would be covered by an indemnity with the prior facility owner. There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner's indemnification obligation to the Company.

         Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. While the Company believes that its total investigation and cleanup costs will not exceed $200,000, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200,000 estimate.

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

ITEM 2.  PROPERTIES

         The principal executive offices of the Company are comprised of 13,728 square feet of owned office space located at the Heim division in Fairfield, Connecticut which it owns. The Company conducts manufacturing in approximately 80,000 square feet at such facility where it manufactures plain bearing product, both Teflon(R) lined and metal to metal and commercial ball bearings. The Company also owns: (i) a facility in Hartsville, South Carolina, consisting of approximately 104,000 square feet of manufacturing space, occupied by the RBC division, at which facility the Company manufacturers the smaller end of all of the RBC division's product lines, and performs the initial machining operations for a large percentage of the product manufactured in the West Trenton, New Jersey facility; (ii) a facility in Kulpsville, Pennsylvania, consisting of approximately 130,000 square feet of manufacturing space, occupied by Nice, at which facility the Company manufactures commercial ground and unground ball bearings; (iii) a facility in Rancho Dominguez, California, consisting of approximately 69,100 square feet of manufacturing space, occupied by ITB, at which facility the Company manufactures high precision ball and roller bearings for the aerospace industry, thin section ball bearings and large diameter cam followers; (iv) a facility in Santa Ana, California consisting of approximately 80,000 square feet of manufacturing space, occupied by the TDC division, at which facility the Company manufactures journal bearings and spherical plain bearings; (v) a facility in Walterboro, South Carolina, consisting of approximately 40,000 square feet of manufacturing space, occupied by LPP, at which facility the Company manufactures ball screws, ball spline and ball screw actuator product lines and (vi) 48,000 square feet of manufacturing space in Bremen, Indiana, occupied by Miller, at which facility the Company produces needle bearings. Additionally the Company leases: (i) 55,000 square feet of manufacturing space in West Trenton, New Jersey, occupied by the RBC division, at which facility the Company manufactures heavy duty needle roller bearings for the aerospace industry as well as the RBC division's larger diameter heavy duty needle roller bearings and single fracture spherical plain bearings; (ii) 22,000 square feet of space in Waterbury, Connecticut (iii) a facility in Bremen, Indiana consisting of approximately 64,000 square feet of manufacturing space, occupied by Bremen, at which facility the Company manufacturers needle roller bearings (iv) approximately 240,000 square feet of manufacturing space in Glasgow, Kentucky, at which facility the Company manufacturers tapered roller bearings and (vi) a facility in Delemont, Switzerland, occupied by Schaublin consisting of approximately 131,000 square feet, at which facility the Company manufactures spherical bearings, rod ends, collets and tool holders.

         The lease for the West Trenton, New Jersey facility expires on February 28, 2009, the lease for the Waterbury, Connecticut facility expires on February 28, 2003, a portion of the lease for the Bremen, Indiana facility expires on July 16, 2002, the lease for the Glasgow, Kentucky facility expires on June 30, 2005 and the lease for the Delemont, Switzerland facility expires on December 31, 2009.

         At the Company's facility in Waterbury, Connecticut, its Engineered Components Division ("ECD") has come on line as a Computer Numerically Controlled Turning center. The mission of ECD is to be a manufacturer of turned rings for the other operating units of the Company. The operation currently has 22 employees and approximately $2.4 million in equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         As of April 1, 2000, there were 100 shares of common stock, par value $.01 per share, of the Company ("Company Common Stock") outstanding, all of which were held by Holdings. There is no established public trading market for the Company Common Stock.

         As of April 1, 2000, there were 6,075 shares of Holdings Class A Common Stock outstanding held by 19 holders and 3,748 shares of Holdings Class B Common Stock outstanding held by Michael J. Hartnett. In addition, as of April 1, 2000, there were outstanding warrants and options to purchase up to an additional 16,401 shares of Holdings Class A Common Stock and 10,077 shares of Holdings Class B Common Stock.

DIVIDENDS

         The Company, as a wholly owned subsidiary of Holdings, from time to time will pay dividends (and has paid the Dividend in connection with the Recapitalization) to Holdings from funds legally available therefore to fund Holdings' operations. No cash dividends have been declared by Holdings on the Common Stock in the last three years. Holdings intends to retain earnings to finance the development and growth of its business. Accordingly, Holdings does not anticipate that any dividends will be declared on the Holdings Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Board of Directors of the Company and Holdings. Further, the Company's ability to declare and pay dividends on the Company Common Stock is restricted by certain covenants in the credit agreement relating to the Senior Credit Facilities (the "Credit Agreement") and the Indenture. Holdings' ability to pay and declare dividends is restricted by certain covenants in the indenture related to the Discount Debentures (the "Discount Indenture").

UNREGISTERED SALES OF STOCK

         In connection with the Recapitalization, Holdings assigned its right under the Recapitalization Agreement to purchase certain shares of Holding's Common Stock and Holdings Warrants to Dr. Hartnett, certain affiliates of CSFB, the Oaktree Fund, Kirk Morrison, The Sommers Family Trust and Mitchell Quain. In addition, in connection with the Recapitalization, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock to Dr. Hartnett and issued the Discount Warrants to the Oaktree Fund and Northstar (as defined herein). See "Item 1. Business--Recent Developments--Recapitalization."

         Pursuant to the Stock Option Plan (as defined herein), Holdings has issued options to purchase 1,728 shares of Holdings Class A Common Stock in fiscal year 1998 and 409.5 shares (options with respect to 100 of which were subsequently cancelled and returned to the plan for future grant) of Holdings Class A Common Stock in fiscal year 1999, and 167.5 shares of Holdings Class A Common Stock in fiscal year 2000, and as a result thereof was obligated to issue additional warrants to purchase 436 shares of Holdings Class A Common Stock to the Oaktree Fund and Northstar pursuant to certain anti-dilution provisions of the Discount Warrants.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years in the three-year period ended April 1, 2000 has been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, and the selected financial data presented below for each of the fiscal years in the two-year period ended March 29, 1997 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young, LLP. The information presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

                                                            FISCAL YEAR ENDED
                                   ---------------------------------------------------------------
                                   March 30     March 29     March 28      April 3       April 1
                                     1996        1997(a)     1998( b)      1999(c)       2000(d)
                                   ---------------------------------------------------------------
                                                          (dollars in thousands)
Statement of Operations Data:

Net Sales                          $ 82,233     $ 93,427     $136,009      $147,932      $177,148
Operating Income                   $  9,687     $ 13,202     $ 10,600      $ 21,073      $ 31,432
Extraordinary Charge, Net          $    995     $   --       $    625      $   --        $   --
Net Income (Loss)                  $    827     $  4,640     $ (1,917)     $  3,895      $ 10,018

Balance Sheet Data:

Total Assets                       $110,182     $124,513     $156,405      $164,819      $192,093
Total Debt                         $ 56,079     $ 62,815     $136,200      $145,075      $157,582
Cash Dividends                     $   --       $   --       $ 56,977      $   --        $   --
Stockholder's Equity (Deficit)     $ 35,785     $ 37,372     $(14,922)     $(11,027)     $ (1,159)

--------------------------------------------------------------------------------------------------


(a) Includes the results of operations for LPP and Nice following their respective effective dates of acquisition in October 1996 and February 1997.
(b) Includes the results of operations for Bremen following the effective date of its acquisition in July 1997.
(c)  Includes the results of operations for Miller for the full fiscal year
(d) Includes the results of operations for Tyson for the full fiscal year, and the results of Schaublin following the effective date of acquisition of October 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES

         The Company's net sales increased by approximately 19.7%, or $29.2 million, to $177.1 million in fiscal 2000 from $147.9 million in fiscal 1999. Net sales growth in fiscal 2000 was primarily due to acquisitions. Net sales for fiscal 2000 included $37.9 million related to the Tyson acquisition, which was effective April 1, 1999, and the Schaublin acquisition, which was effective October 1, 1999. Net sales for the Company excluding the Tyson and Schaublin acquisitions decreased $8.7 million or 5.9% from fiscal 1999, primarily due to cyclical factors in the aerospace business and an agreement with a major customer to delay receipt of contractually committed orders.

     GROSS MARGIN

         Gross margin increased by approximately 27.9% or $12.5 million, to $57.3 million for fiscal 2000 from $44.8 million for fiscal 1999. Gross margin as a percentage of net sales increased from 30.3% to 32.3%. These increases are primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques and machine tool capital enhancements.

     OPERATING EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by approximately 9.1%, or $2.1 million, to $25.1 million in fiscal 2000 from $23.0 million in fiscal 1999 primarily due to expenses relating to the acquired companies. Other operating expenses remained constant in fiscal 2000 at $0.7 million.

     OPERATING INCOME

         Operating income increased by approximately 49.2%, or $10.3 million, to $31.4 million for the current year versus $21.1 million for fiscal 1999 primarily due to the higher gross margin and was partially offset by higher SG&A expenses.

     INTEREST EXPENSE

         Interest expense for fiscal 2000 was $15.0 million as compared to $14.5 million for fiscal 1999.

     INCOME BEFORE TAXES AND EXTRAORDINARY CHARGE

         Income before taxes and extraordinary items increased by $9.8 million to $16.4 million in fiscal 2000 from $6.6 million in fiscal 1999, primarily due to the increased operating income.

     NET INCOME

         Net income for fiscal 2000 reflects a tax provision of $6.4 million compared to a tax provision of $2.7 million for fiscal 1999. Net income increased by $6.1 million to $10.0 million in the current year compared to $3.9 million last year.

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

     OPERATING INCOME

         Operating income increased by approximately 98.8%, or $10.5 million, to $21.1 million for fiscal 1999 from $10.6 million for fiscal 1998.
Excluding the $7.8 million in fiscal 1998 one time other expenses, operating income increased by $2.7 million, or approximately 14.7% for the current year primarily due to higher gross margin partially offset by higher SG&A expenses.

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

     NET INCOME

         Net income for fiscal 1999 reflects a tax provision of $2.7 million compared to $0.1 million for fiscal 1998. Net income increased by $5.8 million to $3.9 million in the current year compared to a loss of $1.9 million for fiscal 1998. Fiscal 1998 results include an extraordinary charge related to the write-off of unamortized deferred financing costs in connection with the Company's early extinguishment of debt. The extraordinary charge was $1.0 million and is reflected net of the related income tax benefit of $0.4 million.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $14.5 million for fiscal 2000, versus $3.7 million in fiscal 1999. The increase of $10.8 million is primarily the result of the net income increase of $6.1 million combined with working capital changes of $2.5 million and a change in the deferred income tax asset of $2.2 million.

         Cash used in investing activities increased by $3.4 million to $25.0 million in fiscal 2000 from $21.6 million in fiscal 1999. Acquisition costs were $7.9 million higher in fiscal 2000, due to the acquisition of Tyson and Schaublin of $10.2 million and $8.8 million, respectively, versus the fiscal 1999 acquisition of Miller for $11.1 million. This utilization was somewhat offset by lower capital expenditure costs in fiscal 2000 of $6.6 million compared to $9.4 million in fiscal 1999, a decrease of $2.8 million and an increase in cash flow due to restricted marketable securities of $1.7 million.

         The Company had net cash inflows from financing activities of $11.4 million primarily due to proceeds from the issuance of long term debt, mainly in connection with the Schaublin acquisition, of $7.7 million, proceeds from Industrial Revenue Bonds of $4.8 million, draw downs on our revolving credit facility of $3.0 million, less principal payments on bank loans and capital lease obligations of $4.1 million.

         Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions, represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company began to make its required quarterly scheduled principal payments in September 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense was higher and will continue to have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

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

YEAR 2000

         The Company experienced no material problems with its information systems, or those of its vendors, customers or financial institutions, as a result of the date change to the Year 2000. The Company developed a detailed Year 2000 compliance plan, which was completed by November 1999, utilizing both internal and external resources to ensure Year 2000 compliance. Costs related to this conversion were approximately $0.3 million. The Company does not anticipate expending any additional funds on Y2K related activities.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED FINANCIAL STATEMENTS AS OF APRIL 1, 2000
                       AND APRIL 3, 1999 AND FOR EACH OF
            THE THREE FISCAL YEARS IN THE PERIOD ENDED APRIL 1, 2000

Report of Independent Public Accountants - Arthur Andersen LLP           F - 2

Consolidated Statements of Operations                                    F - 3

Consolidated Balance Sheets                                              F - 4

Consolidated Statements of Cash Flows                                    F - 5

Consolidated Statements of  Stockholder's Equity (Deficit)               F - 6

Notes to Consolidated Financial Statements                      F - 7 to F - 22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Roller Bearing Company of America, Inc.:

We have audited the accompanying consolidated balance sheets of Roller
Bearing Company of America, Inc. (a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) as of April 1, 2000 and April 3, 1999, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roller Bearing Company of America, Inc. as of April 1, 2000 and April 3, 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                      /s/  ARTHUR ANDERSEN LLP

Stamford, Connecticut
June 15, 2000

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                        APRIL 1,     APRIL 3,     MARCH 28,
                                                          2000         1999         1998
                                                      ---------------------------------------
Net sales                                              $ 177,148    $ 147,932     $ 136,009

Cost of sales                                            119,888      103,165        97,223
                                                      ---------------------------------------
Gross margin                                              57,260       44,767        38,786

Operating expenses:
     Selling, general and administrative                  25,112       23,008        19,492
     Other expense, net of other income                      716          686         1,547
     Compensation related to warrants                          -            -         7,147
                                                      ---------------------------------------
                                                          25,828       23,694        28,186

Operating income                                          31,432       21,073        10,600

Interest expense, net                                     15,037       14,465        11,761
                                                      ---------------------------------------
Income (loss) before taxes and extraordinary charge       16,395        6,608        (1,161)

Income tax expense                                         6,377        2,713           131
                                                      ---------------------------------------
Income (loss) before extraordinary charge                 10,018        3,895        (1,292)

Extraordinary charge, net                                      -            -           625
                                                      ---------------------------------------
Net income (loss)                                       $ 10,018      $ 3,895      $ (1,917)
                                                      =======================================

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              APRIL 1,     APRIL 3,
                                                                                2000         1999
                                                                             ----------   ----------
ASSETS

   Current assets:
        Cash                                                                 $   1,051    $     291
        Accounts receivable, net                                                31,775       26,693
        Inventories                                                             58,166       44,939
        Prepaid expenses and other current assets                                1,778        2,098
                                                                             ----------   ----------
             Total current assets                                               92,770       74,021
                                                                             ----------   ----------
   Property, plant and equipment, net of accumulated depreciation of
      $40,431 at April 1, 2000 and $33,718 at April 3, 1999                     60,987       49,309
   Restricted marketable securities                                              4,501        5,118
   Excess of cost over net assets acquired, net of accumulated amortization
      of $5,022 at April 1, 2000 and $4,221 at April 3, 1999                    26,752       27,553
   Deferred financing costs, net of accumulated amortization of $2,720 at
      April 1, 2000 and $1,735 at April 3, 1999                                  5,561        6,344
   Other assets                                                                  1,522        2,474
                                                                             ----------   ----------
             Total assets                                                    $ 192,093    $ 164,819
                                                                             ==========   ==========
LIABILITIES AND STOCKHOLDER'S DEFICIT

   Current liabilities:
        Accounts payable                                                     $  10,413    $  11,214
        Accrued expenses and other current liabilities                          13,484       10,073
        Current portion of long-term debt                                       15,331       10,500
        Obligations under capital leases, current portion                          808        1,208
                                                                             ----------   ----------
             Total current liabilities                                          40,036       32,995
                                                                             ----------   ----------
   Long-term debt                                                              142,251      134,575

   Capital lease obligations, less current portion                               1,316        1,635

   Other noncurrent liabilities                                                  9,649        6,641
                                                                             ----------   ----------
             Total liabilities                                                 193,252      175,846
                                                                             ----------   ----------
   Stockholder's deficit:
     Common stock - $.01 par value; 1,000 shares
        authorized; 100 shares issued and outstanding
        at April 1, 2000 and at April 3, 1999                                       -            -
     Stock warrants                                                              6,600        6,600
     Currency translation adjustment                                              (150)          -
     Retained (deficit) earnings                                                (7,609)     (17,627)
                                                                             ----------   ----------
            Total stockholder's deficit                                         (1,159)     (11,027)
                                                                             ----------   ----------
            Total liabilities and stockholder's deficit                      $ 192,093    $ 164,819
                                                                             ==========   ==========

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         FISCAL YEAR ENDED
                                                                                ----------------------------------
                                                                                 APRIL 1,    APRIL 3,    MARCH 28,
                                                                                   2000        1999        1998
                                                                                ---------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 10,018    $  3,895    $ (1,917)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                                8,098       8,175       7,137
       Deferred income taxes                                                       2,715         562      (1,987)
       Amortization of excess of cost over net assets acquired                       801         801         577
       Amortization of deferred financing costs                                      985         969         766
       Compensation related to warrants                                                -           -       6,600
       Extraordinary charge, net                                                       -           -         625
       Changes in working capital, net of acquisition:
          (Increase) decrease in accounts receivable                              (1,089)      1,107      (6,622)
          (Increase) decrease in inventories                                      (3,401)     (5,112)        (46)
          (Increase) decrease in prepaid expenses & other current assets             454         (70)       (433)
          (Increase) decrease in other non-current assets                           (952)       (777)        (38)
          Increase (decrease) in accounts payable                                 (2,517)     (2,336)      1,163
          Increase (decrease) in accrued expenses & other current liabilities     (3,372)     (6,421)      4,296
          Increase (decrease) in other non-current liabilities                     2,716       2,912       2,741
                                                                                 --------   ---------   ---------
       Net cash provided by operating activities                                  14,456       3,705      12,862

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries                                                  (19,030)    (11,088)     (3,937)
    Purchase of property, plant & equipment, net                                  (6,582)     (9,434)     (6,510)
    (Purchase) sale of restricted marketable securities, net                         617      (1,113)       (104)
                                                                                 --------   ---------   ---------
       Net cash used in investing activities                                     (24,995)    (21,635)    (10,551)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase (decrease) in revolving credit facility                           3,000       7,500     (24,627)
    Issuance of Industrial Revenue Bond                                            4,800       3,000           -
    Proceeds from long-term debt                                                   7,707           -     126,000
    Payments of long-term debt                                                         -           -     (27,488)
    Payments of bank term loan                                                    (3,000)     (1,625)       (500)
    Principal payments on capital lease obligations                               (1,058)     (1,279)     (1,348)
    Dividend paid to parent company                                                    -           -     (56,977)
    Financing fees paid in connection with the Recapitalization                        -           -      (7,605)
                                                                                ---------   ---------   ---------

       Net cash provided by financing activities                                  11,449       7,596       7,455

CASH AND CASH EQUIVALENTS:
    Effect of exchange rate changes                                                 (150)          -           -
                                                                                ---------------------------------
    Increase (decrease) during the year                                              760     (10,334)      9,766
    Cash, at beginning of year                                                       291      10,625         859
                                                                                ---------   ---------   ---------
    Cash, at end of year                                                        $  1,051    $    291    $ 10,625
                                                                                =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:

       Interest                                                                 $ 14,489    $ 13,213    $  7,826
                                                                                =========   =========   =========
       Income taxes                                                             $  1,916    $    587    $  1,107
                                                                                =========   =========   =========

                  See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                    RETAINED    ACCUMULATED
                                                    ADDITIONAL     EARNINGS/          OTHER
                                          COMMON       PAID-IN   ACCUMULATED  COMPREHENSIVE
                                           STOCK       CAPITAL     (DEFICIT)         INCOME     TOTAL
                                        ----------------------------------------------------------------
Balance at March 29, 1997                 $   -     $ 35,831      $  1,541      $       -     $ 37,372
   Dividend paid to Parent                    -      (35,831)      (21,146)             -      (56,977)
   Warrant grant                              -        6,600             -              -        6,600
   Net loss                                   -                     (1,917)             -       (1,917)
                                        ----------------------------------------------------------------
Balance at March 28, 1998                     -        6,600       (21,522)             -      (14,922)
  Net income                                  -            -         3,895              -        3,895
                                        ----------------------------------------------------------------
Balance at April 3, 1999                      -        6,600       (17,627)             -      (11,027)
  Net income                                  -            -        10,018              -       10,018
  Currency translation adjustment             -            -             -           (150)        (150)
                                        ----------------------------------------------------------------
Balance at April 1, 2000                  $   -      $ 6,600      $ (7,609)     $    (150)    $ (1,159)
                                        ================================================================

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (ALL CURRENCIES IN THOUSANDS)

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

2.  ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

In August 1997, Bremen Bearings, Inc. ("Bremen"), a wholly owned subsidiary of the Company, completed the acquisition of the Bremen Bearings Division of SKF USA, Inc., a manufacturer of needle bearings with facilities in Bremen, Indiana. The purchase was effective as of July 1, 1997. The acquisition was accounted for under the purchase method of accounting. The total cost through April 1, 2000 of $5,632 was subject to certain adjustments and subsequent conditions. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values.

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

On June 11, 1999, Tyson, a wholly owned subsidiary of the Company, completed the acquisition of certain assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10,200 plus the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting.

On December 17, 1999, Schaublin, a wholly owned subsidiary of the Company, completed an asset and stock purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland. The acquisition was economically effective as of January 1, 1999. The earnings of Schaublin for the period from January 1, 1999 through September 30, 1999 effectively reduced the aggregate purchase price for the acquisition to 14.0 million Swiss Francs, or approximately $8,830. The results of operations of Schaublin for the period commencing October 1, 1999 are included in the results of operations of the Company. The acquisition was accounted for under the purchase method of accounting.

The results of operations subsequent to the effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners for the years ended April 1, 2000, April 3, 1999 and March 28, 1998, as if the acquisitions took place on March 28, 1997 are as follows (unaudited):


                                            APRIL 1, 2000      APRIL 3, 1999       MARCH 28, 1998
                                            -----------------------------------------------------
Net sales                                     $185,835            $196,945            $194,041

Income before extraordinary charge            $ 17,951            $ 10,127            $  1,383

Net income                                    $ 10,961            $  6,184            $    460


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The consolidated financial statements include the accounts of RBC, and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products, Inc. ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen, Miller, Tyson, Schaublin and Roller Bearing Company FSC, Inc. ("FSC"), as well as its Transport Dynamics ("TDC") and Heim ("Heim") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, the fiscal 1999 reporting year contained 53 weeks, while fiscal years 2000 and 1998 contained 52 weeks.

INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:


                                                     APRIL 1, 2000            APRIL 3, 1999
                                                     -------------            -------------
Raw material                                            $ 3,029                   $ 2,521

Work in process                                          16,345                    14,287

Finished goods                                           38,792                    28,131
                                                        -------                   -------

Total inventories                                       $58,166                   $44,939
                                                        =======                   =======


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

Property, plant and equipment are summarized as follows:


                                              APRIL 1, 2000       APRIL 3, 1999
                                              -------------       -------------
Land                                            $  7,633            $  7,579

Buildings                                         12,239              11,697

Machinery & equipment                             81,546              63,751
                                                --------            --------

Total property, plant & equipment                101,418              83,027

Less:  accumulated depreciation                  (40,431)            (33,718)
                                                --------            --------

Property, plant and equipment, net              $ 60,987            $ 49,309
                                                ========            ========


REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Revenue is recognized upon shipment of products and percentage of completion in certain aerospace long-term projects at ITB. The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition, and bad debt losses have historically been within the Company's expectations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement, which was amended by SFAS No. 137, becomes effective for the Company for the fiscal year beginning April 1, 2001, and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate the adoption of this standard will have a material effect on the financial statements.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Assets and liabilities of the Company's foreign operations (Schaublin) are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component of Stockholder's equity, while gains and losses resulting from foreign currency transactions are included in net income (loss).

4.  RESTRICTED MARKETABLE SECURITIES

Restricted marketable securities, which are classified as available for sale, consist of short-term investments of $4,501 and $5,118 at April 1, 2000 and April 3, 1999, respectively, which were purchased with proceeds from industrial development revenue bonds issued by the Company during fiscal 2000, 1999 and 1995. The use of these investments is restricted primarily for capital expenditure requirements in accordance with the applicable loan agreement and, accordingly, are classified as long-term. These investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less, and are carried at market value, which approximates cost. Fixed maturities consist of U.S. Treasury Notes and are stated at amortized cost, which approximates market.

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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However, the summarized combined financial information of the subsidiary guarantors are as follows:


                                                APRIL 1, 2000          APRIL 3, 1999
                                                -------------          -------------
Balance Sheet Data
     Total current assets                          $35,156                 $27,475
     Noncurrent assets                              42,740                  34,825
                                                   -------                 -------
          Total assets                              77,896                  62,300

     Total current liabilities                      48,280                  42,129
     Noncurrent liabilities                          4,974                   4,207
                                                   -------                 -------
          Total liabilities                         53,254                  46,336
      Stockholder's equity                         $24,642                 $15,964
                                                   =======                 =======



                                    APRIL 1, 2000     APRIL 3, 1999      MARCH 28, 1998
                                    -------------     -------------      --------------
Operating Results
     Net sales                          $86,159          $63,851             $54,935
     Gross margin                       $20,432          $15,255             $13,142
     Net income                         $ 8,537          $ 6,007             $ 5,582


Total current liabilities shown above of the subsidiary guarantors includes intercompany liabilities of $22,266 and $26,717 as of April 1, 2000 and April 3, 1999, respectively. Income before extraordinary charge includes a provision for income taxes of $5,932, $4,174 and $3,879 in fiscal years 2000, 1999 and 1998, respectively. Intercompany allocations have been eliminated in each fiscal year.

In connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). The interest rate on the Term Loan is based on LIBOR plus 2.5%. The applicable interest rate margin is determined on the first day of each fiscal period based on the Company's leverage ratio, as defined. The rate in effect at April 1, 2000 was 8.78%.

In connection with the purchase of Schaublin, the Company entered into a bank credit facility (the "Swiss Credit Facility) with Credit Suisse providing for 10,000 Swiss Francs, or approximately $6,031 of term loans (the "Swiss Term Loans") and up to 1,000 Swiss Francs, or approximately $603, of revolving credit loans and letters of credit (the "Swiss Revolving Credit Facility"). Also in connection with the purchase of Schaublin, the Company entered into a two-year term loan (the "Schaublin Loan") with the Seller for 1,222 Swiss Francs, or approximately $737.

In connection with the purchase of Tyson, the company entered into a loan with the former owner of Tyson for the purchase of certain leasehold improvements, which are included in the Property, Plant and Equipment assets. This loan bears interest at 9.0% and is paid monthly. The term of the loan is for 75 months, and will end in June 2005.

At April 1, 2000, $19,204 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds ($18,778), described below, and trade import letters of credit ($426). A letter of credit fee of 2.5% per annum payable quarterly in arrears is required on the outstanding amount of the letter of credit. As of April 1, 2000 the Company had the ability to borrow up to an additional $24,296 under the Revolving Credit Facility. Borrowings outstanding under this facility as of April 1, 2000 were $10,500. A commitment fee of 0.5% per annum payable quarterly in arrears is required on the unused portion of the Revolving Credit Facility.

The Senior Credit Facilities are secured by substantially all of the Company's assets. Under the terms of the Senior Credit Facility, the Company is required to comply with various operational and financial covenants, including minimum EBITDA, minimum fixed charge coverage, total interest coverage and maximum leverage ratio.

In addition, the Senior Credit Facility places limitations on the Company's capital expenditures in any fiscal year, restricts its ability to pay dividends, requires the Company to obtain the lenders' consent to certain acquisitions and contains mandatory prepayment provisions which include prepayments from the sale of the Company's stock and 50% of excess cash flow, as defined. The Company incurred approximately $7,605 of fees primarily related to costs associated with the issuance of the Notes as well as the Senior Credit Facilities. These costs have been capitalized as deferred financing costs and are being amortized over the terms of the Notes and Term Loans.

Proceeds from these borrowings were used to repay certain existing indebtedness as well as to pay a dividend to Holdings in order to consummate the Recapitalization described in Note 1.

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority ("SC JEDA") which provides for borrowings up to $10,700 under two industrial development revenue bonds and during fiscal 1999 the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (the "Bonds" or "IRBs"). Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provides for borrowings up to $4,800 under an industrial development revenue bond. The proceeds from the

Bonds are restricted for working capital requirements and capital expenditure purposes. As of April 1, 2000, $15,241 of the proceeds have been expended, and the remaining $4,501 (including accumulated interest of $1,242) is invested by the trustee in marketable securities. The SC JEDA Bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The letter of credit is equal to the aggregate principal amounts of the Bonds plus not less than forty-five days' interest thereon, calculated at 12% per annum ($13,899). The California Infrastructure and Economic Development Bank bond is likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The Company's obligation to its lenders is secured pursuant to the provisions of the Credit Facility and is equal to the aggregate principal amounts of the Bond plus not less than fifty days' interest thereon, calculated at 12% per annum ($4,879).

The balances payable under all borrowing facilities are as follows:

                                                                                    APRIL 1, 2000                 APRIL 3, 1999
                                                                                    -------------                 -------------
SENIOR SUBORDINATED NOTES PAYABLE                                                        $110,000                      $110,000
CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 20, 2001 with
final payment due June 30, 2002; bears interest at variable rates, payable monthly         10,875                        13,875
and quarterly for prime and LIBOR-based elections, respectively
Revolving Credit Facility borrowings outstanding                                           10,500                         7,500

SWISS CREDIT FACILITY

Term Loan, payable in quarterly installments of approximately $301, commencing
March 2001, increasing thereafter to approximately $452 from March 2004; bears
interest at variable rates, payable quarterly                                               6,031                            --

SCHAUBLIN NOTE

Term Loan, payable in two annual installments; approximately
$134 due December, 2000 and approximately $603  due December, 2001,                           737                            --
bears interest at 5%

OTHER LOANS                                                                                   939                            --

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on
September 1, 2017; bears interest at a variable rate, payable monthly                       7,700                         7,700
through December 2017

Series 1994 B bears interest at a variable rate, payable monthly
through December 2017                                                                       3,000                         3,000

Series 1998 tax-exempt industrial development bonds; bears interest at
variable rates, payable monthly through December 2021                                       3,000                         3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                              4,800                            --
                                                                                         --------                      --------

TOTAL DEBT                                                                                157,582                       145,075

LESS:  CURRENT PORTION                                                                     15,331                        10,500
                                                                                         --------                      --------

LONG-TERM DEBT                                                                           $142,251                      $134,575
                                                                                         ========                      ========


The current portion of long-term debt for the year ended April 1, 2000 includes $10,500 borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

Maturities of long-term debt during each of the following five fiscal years and thereafter are as follows:

                                         2001                  $   15,331
                                         2002                       7,217
                                         2003                       2,754
                                         2004                       1,547
                                         2005                       2,018
                                         Thereafter               128,715
                                                                  -------
                                         Total                  $ 157,582
                                                                =========

The estimated fair value of the Company's debt approximates the book value as of April 1, 2000 and April 3, 1999.

6.  OBLIGATIONS UNDER CAPITAL LEASES
Machinery and equipment additions under capital leases amounted to $750, $422 and $582 in fiscal 2000, 1999 and 1998, respectively. The average imputed rate of interest on these leases is 7.2%, 7.2% and 8.4% in fiscal year 2000, 1999 and 1998, respectively. The aggregate present value of future minimum lease payments under these leases at April 1, 2000 are as follows:

                                         2001                $      808
                                         2002                       616
                                         2003                       556
                                         2004                       141
                                         2005                         3
                                                             ----------
                                         Total               $    2,124
                                                             ==========

7.  PENSION PLANS
At April 1, 2000, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Bremen, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky. Additionally, during 1998, the Company terminated a noncontributory defined benefit pension plan covering union employees in its RBC plant in West Trenton, New Jersey, effective May 31, 1997. The anticipated distribution of plan assets was $5.0 million, of which $4.8 million had been distributed through April 1, 2000. The remaining $0.2 million is currently considered sufficient to fund any final expenses.

Plan assets are comprised primarily of U.S. government securities, corporate bonds, and stocks. The plans provide benefits of stated amounts based on a combination of an employee's age and years of service.

The following tables set forth net periodic benefit cost of the Company's plans, and total pension benefit expense for the three fiscal years in the period ended April 1, 2000:

Components  of net periodic benefit cost:                  2000           1999             1998
                                                           ----           ----             ----
Service cost                                              $ 367           $ 361           $ 277
Interest cost                                               718             621             507
Actual return on plan assets                               (979)           (869)           (638)
Amortization of prior service cost and deferrals            (59)            (75)            (45)
Amortization of (gains) losses                             --              --                (6)
                                                          -----           -----           -----
Net periodic benefit cost of the Company's plans          $  47           $  38           $  95
                                                          =====           =====           =====

The following tables set forth the funded status of the Company's pension benefit plans, the amount recognized in the balance sheets of the Company at April 1, 2000 and April 3, 1999 and the principal weighted-average assumptions inherent in their determination:

Change in benefit obligation:                                        2000                 1999
                                                                     ----                 ----
         Benefit obligation at beginning of year                     $ 9,585            $ 9,042
         Service cost                                                    288                286
         Interest cost                                                   718                621
         Plan amendments                                                 179
         Actuarial (gain)                                               (208)                 --
         Benefits paid                                                  (433)               (364)
                                                                      ------                -----
         Benefit obligation at end of year                            10,129                9,585
                                                                      ------                -----

Change in plan assets:
         Fair value of plan assets at beginning of year               11,087               9,866
         Actual return on plan assets                                  1,343               1,394
         Employer contributions                                          --                   264
         Benefits paid                                                  (433)                (363)
         Administrative expense                                         (143)                 (74)
                                                                       ------               --------
         Fair value of plan assets at end of year                      11,854                11,087
                                                                       ------               --------

Reconciliation of funded status at end of year:
         Funded status                                                 1,725                  1,502
         Unrecognized prior service cost                                (584)                  (823)
         Unrecognized actuarial net (gain)                            (1,443)                  (935)
                                                                    --------                 ------
         Accrued benefit cost                                        $ (302)                 $ (256)
                                                                    =======                  ======

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the funded status information were as follows:


                                                                      2000               1999                1998
                                                               ----------------------------------------------------------
Discount rate                                                        7.75%               7.0%                7.0%
Expected long-term rate of return on plan assets                      8.5%               9.0%                8.5%

In addition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by participants through employee contributions and by Company contributions equal to a percentage of eligible employee compensation. Employer contributions under this plan amounted to $1,026, $1,439 and $627 in fiscal 2000, 1999 and 1998, respectively.

Effective September 1, 1996 the Company adopted a non-qualified supplemental retirement plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employees' annual salary, which vest in full after three years of service following the effective date of the SERP. Employer contributions under this plan amounted to $87, $64 and $25 in fiscal 2000, 1999 and 1998, respectively.

8.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

                                                         ---------------------------------
                                                           FISCAL YEAR     FISCAL YEAR
                                                              2000             1999
                                                         ---------------------------------
Accrued Benefit Cost at Beginning of Year                     $2,557          $2,576
Net Periodic Benefit Cost                                        270             114
Actual Benefit Payments                                         (133)           (133)
                                                              -------         -------
Accrued Benefit Cost at Year End                              $2,694          $2,557
                                                              ======          ======

The net periodic postretirement benefit costs are as follows:

                                                                    FISCAL YEAR ENDED
                                                      --------------------------------------------------
                                                            APRIL 1,        APRIL 3,        MARCH 28,
                                                             2000            1999            1998
                                                      --------------------------------------------------
    Service cost                                             $ 59             $ 70            $ 60
    Interest cost                                             233              179             165
    Prior service cost amortization                           (22)            (135)           (155)
                                                      ---------------------------------------------------
                                                            $ 270            $ 114            $ 70
                                                      ===================================================

The Company has contractually capped its liability for certain groups of future retirees. As a result, there is no health care trend associated with these groups. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 1.2% for these plans; the annual service and interest cost components in the aggregate would not be materially affected. The discount rate used in determining the accumulated postretirement benefit obligation for the plans was 7.75% for fiscal year 2000 and 7% for fiscal years 1999 and 1998.

9.  INCOME TAXES

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis.

The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:

                                                                                 FISCAL YEAR ENDED
                                                               -----------------------------------------------------
                                                                     APRIL 1,          APRIL 3,      MARCH 28, 1998
                                                                       2000             1999
                                                               -----------------------------------------------------
            Federal statutory tax rate                               34.0%            34.0%            (34.0%)
            State income taxes - net of federal tax benefit           1.1%             5.5%             23.7%
            Amortization of goodwill                                  3.5%             3.0%             16.0%
            Other non-deductible items                                 0.8%           (1.5%)             5.6%
                                                               -----------------------------------------------------
                   Effective tax rate                                39.4%            41.0%             11.3%
                                                               =====================================================

The income tax provision, excluding the tax benefit on extraordinary charges consisted of:

                                                                                    FISCAL YEAR ENDED
                                                             -----------------------------------------------------
                                                                   APRIL 1,         APRIL 3,           MARCH 28,
                                                                     2000            1999               1998
                                                             -----------------------------------------------------
Current:
     Federal                                                       $ 2,878            $ 1,654           $2,429
     State                                                             724                540              579
     Foreign                                                            80                 --               --
                                                             -----------------------------------------------------
     Total Current                                                   3,682              2,194            3,008
Deferred                                                             2,695                519           (2,877)
                                                             -----------------------------------------------------
Total                                                              $ 6,377            $ 2,713           $  131
                                                             =====================================================

The net deferred tax asset consists of the following:

                                                                          FISCAL YEAR ENDED
                                                                 -----------------------------------
                                                                      APRIL 1,         APRIL 3,
                                                                        2000             1999
                                                                 -----------------------------------

Alternative minimum tax carryforward                                    $ --             $1,852
Postretirement benefits                                                  1,228            1,250
Employee compensation accruals                                             717            3,047
Property, plant and equipment                                           (2,400)          (2,651)
Unremitted foreign earnings                                               (503)              --
Amortizable excess purchase price                                         (241)            (336)
Other, net                                                               2,195              549
                                                                 -----------------------------------
Net deferred tax asset                                                   $ 996           $3,711
                                                                 ===================================

In both 2000 and 1999, a component of deferred tax assets was related to the recording of certain liabilities in connection with purchase accounting.

10.  STOCKHOLDER'S EQUITY

The Company has 100 shares of Common Stock par value $.01 per share outstanding, all of which is owned by Holdings.

All issuances and redemptions of equity by Holdings are shown on the financial statements of the Company as dividends paid to and capital contributions from Holdings.

A summary of the status of the Company's warrants and stock options outstanding as of April 1, 2000, April 3, 1999 and March 28, 1998, (including activity other than related to compensation) and changes during the years ending on those dates is presented below:

                                                       NUMBER OF CLASS A COMMON SHARE
                                                             WARRANTS/OPTIONS
                                                       --------------------------------

        Outstanding, March 29, 1997                              19,452

        Awarded Warrants fiscal 1998                                200

        Awarded Options fiscal 1998                               1,728

        Issued in connection with the Recapitalization          7,076.5

        Redeemed fiscal 1998                                     (2,088)

        Repurchased by Holdings in fiscal 1998                   (1,713)

        Exchanged for Class B Warrants in fiscal 1998            (8,827)
                                                                -------

        Outstanding, March 28, 1998                             15,828.5

        Awarded fiscal 1999                                       471.5

        Warrants cancelled                                         (100)
                                                                -------

        Outstanding, April 3, 1999                               16,200

        Awarded fiscal 2000                                         201
                                                                -------

        Outstanding, April 1, 2000                               16,401
                                                                =======


                                                  NUMBER OF SUPERVOTING CLASS B
                                                      COMMON SHARE WARRANTS
                                                 --------------------------------

        Outstanding, March 29, 1997                         --

        Awarded in exchange for Class A Warrants           8,827

        Awarded in fiscal 1998                             1,250
                                                          ------

        Outstanding, March 28, 1998                       10,077

        Awarded in fiscal 1999                              --
                                                          ------

        Outstanding April 3, 1999                         10,077

        Awarded in fiscal 2000                              --
                                                          ------

        Outstanding, April 1, 2000                        10,077
                                                          ======


In connection with the Recapitalization, as described in Note 1, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock, par value $.01 per share, of Holdings at an exercise price of $514 per share to the Company's Chairman. In addition, a new group of investors (who were not previously stockholders of Holdings) were issued 6,731 warrants to purchase Class A Common Stock of Holdings. In fiscal 1998, fiscal 1999 and fiscal 2000, an additional 340.5, 62 and 33.5 warrants were issued, respectively, to this new group of investors in respect of an anti-dilution protection pursuant to issuance of options under the stock option plan.

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

On February 9, 1998, the Company issued 1,728 options to acquire Class A Common Stock to management and Board members. The term of the options are 10 years and they are exercisable at $514 per share, the estimated fair market value at the time of grant. Additionally, a member of management departed without exercising the vested portion of his 100 options.

In fiscal 1999, the Company issued 409.5 options to management (100 of which were subsequently cancelled) to acquire Class A Common Stock. The term of the options are 10 years and they are exercisable at $514 per share, the estimated fair market value at the time of grant.

In fiscal 2000, the Company issued 167.5 options to acquire Class A Common Stock to management. The term of the options are 10 years and they are exercisable at $514 per share, the estimated fair market value at the time of grant.

The following table summarizes information about compensation related stock option and warrants outstanding at April 1, 2000:

                          OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
------------------------------------------------------------------------- ----------------------------------------------

     EXERCISE PRICE        OPTIONS OUTSTANDING       WEIGHTED AVERAGE      OPTIONS EXERCISABLE      WEIGHTED AVERAGE

                                                     CONTRACTUAL LIFE                                EXERCISE PRICE
------------------------- ----------------------- ----------------------- ---------------------- -----------------------

CLASS A

          $100                    7,024                  10 years                 7,024                   $100

          $514                    2,205                  10 years                 1,484                   $514

CLASS B

       $77 - $100                 8,827                  10 years                 8,827                   $ 77

          $514                    1,250                  10 years                 1,250                   $514

In addition to the compensation based warrants described above, there are 7,172 penny warrants and all such warrants are fully exercisable at April 1, 2000. The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes warrant pricing model with the following weighted-average assumptions: risk free interest rate used was 5.7% for fiscal 2000 and 6.2% for fiscal 1999 and 1998; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .44% and a weighted-average expected life of the warrants of three years.

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

The pro forma effect on the Company's fiscal 2000, 1999 and 1998 operations is as follows:

                                                                      NET INCOME
                                ----------------------------------------------------------------------------------------
                                            2000                         1999                          1998
                                ----------------------------- ---------------------------- -----------------------------

As Reported                               $10,018                       $3,895                       ($1,917)
Pro Forma
                                          $ 9,975                       $3,834                       ($2,147)

11.  COMMITMENTS AND CONTINGENCIES

The Company leases factory facilities under non-cancelable operating leases, which expire on various dates through February 2009 with rental expense aggregating $779, $508 and $561 in fiscal 2000, 1999 and 1998, respectively

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for 2000, 1999 and 1998 aggregated $517, $481 and $395, respectively.

The aggregate future minimum lease payments under leases are as follows:


                     2001                           $1,721
                     2002                            1,582
                     2003                            1,354
                     2004                            1,305
                     2005                            1,084
                     Thereafter                      4,308
                                                   -------
                     Total                         $11,354
                                                   -------
                                                   -------

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial statements of the Company.

Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and rededication plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. While the Company believes that its total investigation and cleanup costs will not exceed $200, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200 estimate.

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

12.  OTHER EXPENSE, NET OF OTHER INCOME

Other expense, net of other income, is comprised of the following:

                                                                        FISCAL YEAR ENDED
                                                         -------------------------------------------------
                                                            APRIL 1,         APRIL 3,         MARCH 28,
                                                              2000            1999              1998
                                                         -------------------------------------------------
Additional compensation expense
  related to the Recapitalization                            $   --            $   --          $   652
Amortization of goodwill and
  certain intangible assets                                     801               801              577
Management consulting fees                                       --                --              108
Royalty income                                                  (76)              (99)             (85)
Minority interest                                                 7                --               --
Legal settlements                                                --                --              295
Other income                                                    (16)              (16)              --
                                                         ================ ================ =================
                                                             $  716            $  686          $ 1,547
                                                         ================ ================ =================

13. SEGMENT INFORMATION

The Company operates in a single reportable segment; the manufacture and distribution of various types of bearing products. No detailed segment data is required to be disclosed under this pronouncement. As it relates to geographical data, during fiscal year 2000, the Company acquired Schaublin, based in Delemont, Switzerland, which produced $8.7 million in foreign sales, and had long-lived assets of $3.9 million at April 1, 2000. The Company additionally exported $12.3 million from its domestic operations to foreign customers. This combined $21.0 million represents 11.8% of the Company's total sales. During fiscal year 1999, the Company maintained no overseas manufacturing facilities but had foreign sales of $9.5 million or 6.4% of the Company's total sales.

F.       EXTRAORDINARY CHARGE

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

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Year Ended April 1, 2000:
--------------------------------------------------------------------------------------------------
                             Q1            Q2             Q3             Q4            FISCAL 2000
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Net Sales                   $42,971       $41,228        $41,326        $51,623        $177,148
--------------------------------------------------------------------------------------------------
Operating income            $ 5,747       $ 7,491        $ 6,509        $11,685        $ 31,432
--------------------------------------------------------------------------------------------------
Net income                  $ 1,459       $ 2,137        $ 1,576        $ 4,846        $ 10,018
--------------------------------------------------------------------------------------------------

Year Ended April 3, 1999:
--------------------------------------------------------------------------------------------------
                             Q1            Q2             Q3             Q4            FISCAL 1999
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Net Sales                   $37,480       $36,001        $34,063        $40,388        $147,932
--------------------------------------------------------------------------------------------------
Operating income            $ 5,379       $ 4,912        $ 4,368        $ 6,414        $ 21,073
--------------------------------------------------------------------------------------------------
Net income                  $ 1,143       $   686        $   416        $ 1,650        $  3,895
--------------------------------------------------------------------------------------------------

Year Ended March 28, 1998:
--------------------------------------------------------------------------------------------------
                             Q1            Q2             Q3             Q4            FISCAL 1998
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Net Sales                   $28,662       $32,309        $34,282        $40,756        $136,009
--------------------------------------------------------------------------------------------------
Operating income            $ 3,458       $ 4,689        $ 4,437        $(1,984)       $ 10,600
--------------------------------------------------------------------------------------------------
Income before
extraordinary charge        $ 1,106       $   813        $   584        $(3,795)       $ (1,292)
--------------------------------------------------------------------------------------------------
Net income (loss)           $   481       $   813        $   584        $(3,795)       $ (1,917)
--------------------------------------------------------------------------------------------------

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of Holdings, the Company and the Company's subsidiaries. Each director is elected for a one year term or until such person's successor is duly elected and qualified.


Dr. Michael Hartnett         54     Chairman, President and Chief Executive
                                    Officer of Holdings and the Company,
                                    Chairman and President of ITB, President of
                                    Nice and LLP, Director of the Company, ITB,
                                    Nice, LLP, Bremen, Miller, Tyson and
                                    Schaublin

Anthony S. Cavalieri         53     Vice President and Chief Financial Officer
                                    of Holdings and the Company, Chief Financial
                                    Officer of ITB, Nice, LLP, Bremen, Miller,
                                    Tyson and Schaublin

Michael S. Gostomski         49     Executive Vice President, Mergers and
                                    Acquisitions of Holdings, the Company, ITB,
                                    Nice and LLP, Executive Vice President of
                                    Bremen, Miller, Tyson and Schaublin,
                                    Secretary of Nice and LPP

Frederick L. Morlok          59     Executive Vice President, Marketing of
                                    Holdings and the Company

Richard J. Edwards           44     Vice President of Holdings and the Company,
                                    General Manager of the RBC division

Christopher  Thomas          45     Vice President, Business Development of
                                    Holdings and the Company

Edward J. Trainer            58     Secretary of Holdings, the Company and ITB

Kurt B. Larsen               36     Director of Holdings and the Company

Robert Anderson              80     Director of Holdings and the Company


William E. Myers, Jr.        40     Director of Holdings and the Company


Stephen A. Kaplan            40     Director of Holdings and the Company

Richard R. Crowell           45     Director of Holdings and the Company

Mitchell Quain               48     Director of Holdings and the Company

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

ANTHONY S. CAVALIERI joined the Company in July 1996 as Vice President and Chief Financial Officer. From August 1990 to November 1995 he was Vice President and Chief Financial Officer of Duro-Test Corporation, a medium sized lighting products manufacturer. From December 1995 through June 1996, Mr. Cavalieri provided management and financial consulting services to various entities. Prior to that he was a controller at the Mennen Company and before that on the audit staff of Price Waterhouse, LLP. Mr. Cavalieri holds a B.S. in Accounting from St. John's University and a M.B.A. from Fordham University. He is also a certified public accountant (CPA) as well as a certified management accountant
(CMA), certified internal auditor (CIA), certified in financial management (CFM) and certified in production and inventory management (CPIM).

MICHAEL S. GOSTOMSKI, the Company's Executive Vice President, Mergers and Acquisitions joined the Company in September 1993. From January 1991 through August 1993, he served as President and Chief Executive Officer for Transnational Industries, a publicly held manufacturer of components for commercial and military aircraft. Mr. Gostomski holds a B.S. in Accounting and a M.B.A. in Finance from the University of Connecticut. He is also a certified public accountant (CPA). Mr. Gostomski currently serves as director of a number of publicly held companies, including Transnational Industries, Seatek, a publicly held manufacturer of small tools for the electronics industry, Protopak Corporation, a packaging equipment manufacturer and New Jersey Steel, a specialty steel manufacturer.

FREDERICK L. MORLOK, the Company's Executive Vice President, Marketing joined the Company in 1987. Prior to that he spent twenty-four years at Torrington where he served in various sales and marketing positions including District Sales Manager, Product Manager of Machined Race Products and Business Manager, Strategic Technology Unit. He holds a B.S. in Management Engineering, Mechanical Engineering Option and a M.B.A. from Rensselaer Polytechnic Institute.

RICHARD J. EDWARDS joined the Company in February 1990 as Manufacturing Manager in the Hartsville, South Carolina plant. He then became Plant Manager of the Hartsville facility, Director of Operations of the RBC division, and has been the Vice President and General Manager of the RBC division since 1998. Prior to joining the Company, he spent six years with Torrington as Materials Manager and then Plant Superintendent at their Tyger River plant. Mr. Edwards holds a B.S. in Production Operations Management from Arizona State University and a CPIM certification from APICS.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company in fiscal years 2000, 1999 and 1998 to Dr. Hartnett, its Chairman, President and Chief Executive Officer, and the next four highly paid executive officers of the Company (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                           LONG TERM            ALL OTHER
                                                                                        COMPENSATION         COMPENSATION

NAMES & PRINCIPAL POSITION     FISCAL  SALARY             BONUS         OTHER ANNUAL    SECURITIES
                               YEAR                                     COMPENSATION    UNDERLYING OPTIONS
DR. MICHAEL J. HARTNETT,
CHAIRMAN, PRESIDENT AND
CHIEF EXECUTIVE OFFICER        2000    $432,186(a)(b)     $393,750(c)   $   35,856 (d)
                               1999    $375,000(a)(b)     $736,058(e)   $  686,071 (f)    92.5(bb)
                               1998    $461,250(a)(b)     $     --      $1,545,117 (g)  1,250 0(h)           $546,787 (i)

MICHAEL S. GOSTOMSKI,
EXECUTIVE VICE PRESIDENT,
MERGERS & ACQUISITIONS         2000    $159,500 (a)       $ 90,000(j)   $   14,377 (k)
                               1999    $159,500 (a)       $ 50,000(l)   $   15,017 (m)                          $0 (ee)
                               1998    $159,500 (a)       $100,000(n)   $   13,256 (o)

ANTHONY S. CAVALIERI,
VICE PRESIDENT AND CHIEF
FINANCIAL OFFICER              2000    $151,900 (a) (b)   $ 40,000(j)   $   17,797 (p)
                               1999    $147,000 (a) (b)   $ 50,000(l)   $   18,185 (q)
                               1998    $141,750 (a) (b)   $ 70,000(n)   $   16,371 (r)    250 (s)

FREDERICK MORLOK,
EXECUTIVE VICE PRESIDENT,
MARKETING                      2000    $175,000 (a) (b)   $ 40,000(j)   $   16,492 (t)
                               1999    $168,333 (a) (b)   $ 55,000(l)   $   17,687 (u)    100 (cc)               $0 (ee)
                               1998    $165,000 (a) (b)   $ 45,000(n)   $   13,820 (v)

RICHARD J. EDWARDS,
VICE PRESIDENT AND GENERAL
MANAGER,   RBC DIVISION        2000    $142,000 (a) (b)   $ 30,000(j)   $   16,851 (w)
                               1999    $136,750 (a) (b)   $ 50,000(l)   $   19,763 (x)    100 (dd)
                               1998    $130,378 (a) (b)   $ 50,000(o)   $   13,291 (y)    100 (aa)

(a) Includes amounts deferred by the executive pursuant to the Company's 401(k) Plan (as defined herein).

(b) Includes amounts deferred by the executive pursuant to the Company's SERP (as defined herein).

(c) Bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus for fiscal 2000 will be paid in fiscal 2001.

(d) Consists of (i) $10,104 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $5,240 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $20,512 contributed by the Company to Dr. Hartnett's SERP account.

(e) Includes (i) bonus of $361,058 earned in fiscal 1997 and paid in fiscal 1999, and (ii) bonus of $375,000 earned in fiscal 1998 and paid in fiscal 1999.

(f) Consists of (i) $20,446 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $5,000 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $9,626 contributed by the Company to Dr. Hartnett's SERP account and (iv) includes $651,000 paid to Dr. Hartnett in reimbursement of tax liabilities resulting from certain payments made to Dr. Hartnett, and the repurchase by the Company of certain warrants to purchase Common Stock of the Company from Dr. Hartnett, in each case in connection with the Recapitalization.

(g) Consists of the $1 million Hartnett Fee and to $500,000 Hartnett Loan, paid and advanced in connection with the Recapitalization. Also includes (i) $4,587 contributed by the Company to Dr. Hartnett's 401(k) Plan account,
     (ii) $28,542 contributed by the Company to Dr. Hartnett's SERP Account and
     (iii) $11,988 paid by the Company to lease a car for Dr. Hartnett's use.

(h) Consists of warrants to purchase Class B Common Stock issued in connection with the Recapitalization. Does not include the amendment of warrants owned by Dr. Hartnett to provide that they become exercisable for shares of Class B Common Stock or the restating of warrants to, among other things, extend the exercise period thereof to June, 2007.

(i) Amounts paid to Dr. Hartnett in connection with the redemption by Holdings of warrants to purchase 1,250 shares of Class A Common Stock at an exercise price of $76.77 per share. Such warrants were purchased for $437.23 (the fair market value of the Class A Common Stock as of the date of purchase ($514) less the exercise price thereof) per share underlying such warrants. Holdings subsequently issued to Dr. Hartnett, warrants to purchase 1,250 shares of Class B Common Stock at an exercise price of $514 per share. Does not include $172,290.03 paid by Holdings to Dr. Hartnett for redemption of certain shares of Preferred Stock in connection with the Recapitalization.

(j) Bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus for fiscal 2000 will be paid in fiscal 2001.

(k) Consists of (i) $10,390 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $3,987 contributed by the Company to Mr. Gostomski's 401(k) plan.

(l) Bonus earned in fiscal 1998 and paid in fiscal 1999. Bonus for fiscal 1999 is reflected in fiscal 2000.

(m) Consists of (i) $10,970 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $4,047 contributed by the Company to Mr. Gostomski's 401(k) plan.

(n) Bonus earned in fiscal 1997 and paid in fiscal 1998. Bonus for fiscal 1998 is reflected in fiscal 1999.

(o) Consists of (i) $5,016 contributed by the Company to Mr. Gostomski's 401(k) Plan account and (ii) $8,240 paid by the Company to lease a car for Mr. Gostomski's use.

(p) Consists of (i) $6,305 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $4,798 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,695 contributed by the Company to Mr. Cavalieri's SERP account.

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

(s) Options granted under the Stock Option Plan (as defined herein). Options with respect to 83.33 of such shares are exercisable as of the date hereof.

(t) Consists of (i) $8,867 paid by the Company to lease a car for Mr. Morlok's use (ii) $5,000 contributed by the Company to Mr. Morlok's 401(k) plan account (iii) $2,625 contributed by the Company to Mr. Morlok's SERP account.

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

(w) Consists of (i) $9,439 paid by the Company to lease a car for Mr. Edwards's use, (ii) $4,302 contributed by the Company to Mr. Edwards' (401(k) plan account, and (iii) $3,110 contributed by the Company to Mr. Edwards' SERP account.

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

(bb) Options granted as a member of the Board of Directors. Options with respect to 62.5 of such shares are exercisable as of the date hereof.

(cc) Options granted under the Stock Option Plan. Options with respect to 66.7 of such shares are exercisable as of the date hereof.

(dd) Options granted under the Stock Option Plan. Options with respect to 66.7 of such shares are exercisable as of the date hereof.

OPTION GRANTS IN FISCAL 2000

         No options were granted to any of the Named Executive Officers in fiscal 2000.

         The following information is furnished for the fiscal year ended April 1, 2000 with respect to the Named Executive Officers of the Company for unexercised stock options and warrants at April 1, 2000.

                                    FISCAL YEAR-END OPTION AND WARRANT VALUES
                                    -----------------------------------------

                                        NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED
                                       WARRANTS AT APRIL 1,2000            VALUE OF UNEXERCISED IN-THE-
                                             EXERCISABLE/                  MONEY WARRANTS AT APRIL 1,
                                            UNEXERCISABLE                2000 EXERCISABLE/UNEXERCISABLE (a)
------------------------------ -------------------------------------- ---------------------------------------
Dr. Michael J. Hartnett                                   10,139/315                    $14,056,432/$436,707
Michael S. Gostomski                                             0/0                                   $0/$0
Frederick L. Morlok                                            67/33                         $66,062/$32,538
Anthony S. Cavalieri                                          183/67                        $180,438/$66,062
Richard J. Edwards                                          1,167/33                      $1,150,662/$32,538

(a)  Based upon a per share price of $1,500.00.

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

         As of June 27, 2000, there were outstanding options to purchase 2,238.5 shares of Class A Common Stock granted under the Stock Option Plan, of which options to purchase 754.45 shares were exercisable as of such date.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In fiscal 2000, there was no compensation committee of the Board of Directors of Holdings (the "Board"). No member of the Board was involved in an interlocking relationship or insider participation with respect to the compensation committee of any other entity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of April 1, 2000, there were 100 shares of common stock, par value $.01 per share, of the Company outstanding, all of which were owned by Holdings and pledged by Holdings to the holders of the Discount Debentures. The following table lists, as of April 1, 2000, all shares of Class A Common Stock and Class B Common Stock of Holdings beneficially owned by (i) each director of the Company,
(ii) the Named Executive Officers, (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of any class of common stock of Holdings at such date and (iv) all directors and executive officers of Holdings and the Company as a group (22 persons). As of April 1, 2000, there were 6,075.2 shares of Class A Common Stock and 3,748 shares of Class B Common Stock outstanding. Additionally, as of such date, there were outstanding warrants and options to purchase up to an additional 16,401 shares of Class A Common Stock and 10,077 shares of Class B Common Stock.


                     STOCKHOLDER (a)                           NUMBER OF SHARES (a)      PERCENTAGE OF CLASS
                     ---------------                           --------------------      -------------------
         Dr. Michael J. Hartnett                                        13,918.3(b)               69.61%(c)

         Michael S. Gostomski                                                1                    *

         Frederick L. Morlok                                               625(d)                   10.12%

         Anthony S. Cavalieri                                              217(e)                   3.45%

         Christopher J. Sommers                                            935(f)                 15.35%

         Richard J. Edwards                                               1,200(g)                16.49%

         William E. Myers
         Two North Lake Avenue
         Pasadena, California 91101                                       2,275(h)                27.25%

         Kurt Larsen
         P.O. Box 692547
         Park City, Utah 84068                                            292.5(I)                4.74%

         Stephen Kaplan
         333 South Grand Avenue
         Los Angeles, California 90071                                  8,641.81(j)               64.89%

         Mitchell Quain
         230 Park Avenue
         New York, New York 10020                                         492.5(k)                7.57%

         Oaktree Capital Management, LLC
         333 South Grand Avenue
         Los Angeles, California 90071                                  8,549.31(l)               64.65%


         OCM Principal Opportunities Fund, L.P.
         333 South Grand Avenue
         Los Angeles, California 90071                                  8,549.31(m)               64.65%

         Northstar High Total Return Fund
         300 First Stamford Place
         Stamford, Connecticut 06902                                   1,344.69(n,o)              18.12%

         Northstar Investment Management Corp.
         300 First Stamford Place
         Stamford, Connecticut 06902                                    1,344.69(o)               18.12%

         Merban Equity (p)(q)
         c/o Credit Suisse First Boston
         Bleichistrasse 8
         P.O. Box 4263
         CH-6304 Zug, Switzerland                                     1,399.8 ( r)(s)             23.04%


         Credit Suisse First Boston Corporation (t)
         11 Madison Avenue
         New York, New York 10010                                       2,840.8 (u)               46.76%

         Credit Suisse Group (p)(v)
         Uetlibergstrasse 231
         Ch-8045
         Zurich, Switzerland                                      2,840.8 (r)(u)                  46.76%

         Mark Kennelley(w)
         c/o Credit Suisse First Boston
         11 Madison Avenue
         New York, New York 10010                                         490(r )                 8.06%

         Richard Gallant (w)
         c/o Credit Suisse First Boston
         11 Madison Avenue
         New York, New York 10010                                          431(r)                 7.09%

         Brian Sanderson                                                  362 (h)                 5.62%

         Ronald E. Lemansky                                                516(x)                 7.83%

         Phil Beausoleil                                                   416(y)                 6.41%

         Robert Anderson                                                  92.5(z)                 1.49%

         Richard Crowell                                                  92.5(z)                 1.49%
         All directors and officers as a group
          (11 persons)                                                 31,551.11(aa)              91.76%

        *Less than 1%

(a) Except where otherwise indicated, (i) shares of common stock are of Class A Common Stock (ii) warrants are to purchase shares of Class A Common Stock and (iii) the address for each stockholder is c/o the Company at 60 Round Hill Road, P.O. Box 430, Fairfield, Connecticut 06430.
(b) Consists of 3,748.4 shares of Class B Common Stock and warrants to purchase up to 10,077.4 shares of Class B Common Stock and options granted under the Stock Option Plan to purchase up to 92.5 shares of Class A Common Stock.
(c) Represents 100% of the outstanding shares of Class B Common Stock and 69.61% of all outstanding shares of common stock of any class. Shares of Class B Common Stock are convertible into shares of Class A Common Stock one a one-for-one basis. Through the ownership of Class B Common Stock, Dr. Hartnett has the power to control a majority of the voting power of all voting securities of Holdings even if he were to own less than 50% of the outstanding common stock. See "Item 13. Certain Relationships and Related Transactions.
(d) Includes options to purchase 100 shares of Class A common Stock granted under the Stock Option Plan.
(e) Consists of options granted under the Stock Option Plan. Does not include additional options to purchase 33 shares of Class A Common Stock issued under the Stock Option Plan not exercisable within 60 days of the date hereof.
(f) Certain of such shares are held of record by The Sommers Family Trust. Mr. Sommers beneficially owns such shares.
(g) Consists of warrants to purchase 1,100 shares of Class A Common Stock and options to purchase 100 shares of Class A Common Stock granted under the Stock Option Plan.
(h)  Consists of warrants to purchase Class A Common Stock.
(i) Includes (1) options to purchase 92.5 shares of Class A Common Stock granted under the Stock Option Plan, (2) 100 shares of Class A Common Stock held by Kristen Larsen, the wife of Mr. Larsen, which may be deemed to be owned by Mr. Larsen and (3) 100 shares of Class A Common Stock held by the Aurora Capital Partners 401(k) Plan for the benefit of Mr. Larsen.
(j) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 358.31 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain anti-dilution provisions of the Discount Warrants, as well as options to purchase 92.5 shares of Class A Common Stock granted under the Stock Option Plan. To the extent that the stockholder, as a principal of Oaktree, participates in the process to vote or to dispose of any shares or warrants held by the Oaktree Fund, he may be deemed under such circumstances for the purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of securities held by the Oaktree Fund.
(k) Includes warrants to purchase 340 shares of Class A Stock and options to purchase 92.5 shares of Class A Common Stock granted under the Stock Option Plan.
(l) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 358.31 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. The stockholder is the general Partner of the Oaktree Fund. Does not include options to purchase Class A Common owned by Mr. Kaplan.
(m) Consists of warrants to purchase 6,791 shares of Class A Common Stock and 1,400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 358.31 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Does not include options to purchase Class A Common Stock owned by Mr. Kaplan.
(n)  Consists of warrants to purchase 6,791 shares of Class A Common Stock and
     1.400 shares of Class A Common Stock owned by the Oaktree Fund, and warrants to purchase 358.31 shares of Class A Common Stock issued to the Oaktree Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Does not include options to purchase Class A Common Stock owned by Mr. Kaplan. To the extent that the stockholder, as a principal of Oaktree, participates in the process to vote or to dispose of any shares or warrants held by Oaktree Fund, he may be deemed under such circumstances for the purposes of
     Section 13 of the Exchange Act, to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of such securities.
(o) Consists of Discount Warrants to purchase 1,262 shares of Class A Common Stock owned by Northstar High Total Return Fund (the "Northstar Fund"), and warrants to purchase 82.69 shares of Class A Common Stock issued to the Northstar Fund following the issuance of options under the Stock Option Plan pursuant to certain antidilution provisions of the Discount Warrants. Northstar Investment Management Corp. (`Northstar") is the investment advisor of the Northstar Fund and may be deemed to beneficially own such warrants.
(p)  Affiliate of CSFB.
(q) A wholly owned subsidiary of Credit Suisse Group, an entity incorporated under the laws of Switzerland.
(r)  Such shares may be deemed to be beneficially owned by CSFB.
(s) Does not include shares of Class A Common Stock held by certain employees of CSFB.
(t) An indirect wholly owned subsidiary of Credit Suisse Group, an entity incorporated under the laws of Switzerland. CSFB is a subsidiary of Credit Suisse First Boston, Inc., which is a subsidiary of CFSB, a Swiss Bank, which is a subsidiary of Credit Suisse Group. Each of such entities may be deemed to beneficially own the shares of Class A Common Stock and warrants owned by affiliates of CSFB.
(u) Consists of shares of Class A Common Stock owned by affiliates and employees of CSFB.
(v) The stockholder, an entity incorporated under the laws of Switzerland, is the ultimate parent entity of CSFB and Merban Equity.
(w)  The stockholder is an employee of CSFB.
(x) Consists of warrants to purchase 416 shares of Class A Common Stock and options to purchase 100 shares of Common Stock granted under the Stock Option Plan.
(y) Consists of warrants to purchase 316 shares of Class A Common Stock and options to purchase 100 shares of Class A Common Stock granted under the Stock Option Plan.
(z)  Consists of options granted under the Stock Option Plan.
(aa) Includes (i) (1) 784.99 shares of Class A Common Stock, (2) 3,748.4 shares of Class B Common Stock, (3) warrants to purchase 4,074.31 shares of Class A Common Stock, (4) warrants to purchase 10,077.4 shares of Class B Common Stock, and (5) options to purchase 972 shares of Class A Common Stock granted under the Stock Option Plan, held by members of management and (ii) 1,400 share of Class A Common Stock and warrants to purchase 4,074 shares of Class A Common Stock held by the Oaktree Fund. Does not include options to purchase 75.5 shares of Class A Common Stock granted under the Stock Option Plan and not exercisable within 60 days of the date hereof.

ITEM  13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements, as well as other transactions between the Company and related parties which have taken place during the Company's most recent fiscal year.

CONSULTING AGREEMENT

Prior to the Recapitalization, the Company and Tribos Management Company, Inc., an affiliate of Aurora, were parties to a consulting agreement (the "Consulting Agreement"), whereby Tribos provided certain consulting services to the Company in exchange for monthly payments of approximately $36,000. The Consulting Agreement also provided for annual adjustments to the fee, reimbursement of Tribos' expenses by the Company and the payment of additional fees in connection with the acquisition of Nice. The total fees paid in fiscal 2000, 1999 and 1998 pursuant to the consulting agreement were $0, $0 and $108,000, respectively. The Consulting Agreement was terminated in connection with the Recapitalization.

STOCK OPTION PLAN

Effective February 18, 1998, Holdings adopted the Stock Option Plan and issued options thereunder to certain of its directors, officers and employees. See "Item 11. Executive Compensation".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON  FORM 8-K

Consolidated Statement of Operations for Each of the Fiscal Years
         in the Three-Year Period Ended April 1, 2000                           Part II  Item 8

Consolidated Balance Sheet at April 1, 2000, April 3, 1999 and
          March 28, 1998                                                        Part II  Item 8

Consolidated Statement of Cash Flows for Each of the Fiscal Years
         in the Three-Year Period Ended April 1, 2000                           Part II  Item 8

Consolidated Statement of Stockholder's (Deficit) Equity for Each of
         the Fiscal Years in the Three-Year Period Ended April 1, 2000          Part II  Item 8

Notes to Consolidated Financial Statements                                      Part II  Item 8

Independent Public Accountants' Report                                          Part II  Item 8

Independent Auditors' Report                                                    Part II  Item 8

ITEM 21.       EXHIBITS AND FINANCIAL SCHEDULES

         (a)      Exhibits.
                                                    EXHIBIT INDEX

EXHIBIT                                      DESCRIPTION OF DOCUMENT
NUMBER                                       -----------------------
------

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

10.45++ Loan Agreement, dated as of April 1, 1999, by and between California Infrastructure and Economic Development Bank and
               Roller Bearing Company of America, Inc.

10.46+         Indenture Of Trust, dated as of April 1, 1999, between California
               Infrastructure and Economic Development Bank and U.S. Bank Trust
               National Association, as Trustee

10.47+ Remarketing Agreement, dated as of April 1, 1999, by and between The Chapman Company and Roller Bearing Company of America, Inc.

10.48+         Tax Regulatory Agreement, dated as of April 1, 1999, by and among
               California Infrastructure and Economic Development Bank, U.S.
               Bank Trust National Association, as Trustee, and Roller Bearing
               Company of America, Inc.

10.49++        Asset And Stock Purchase Agreement, dated as of December 17,
               1999, by and among Schaublin France SA, Schaublin USA Inc.,
               Schaublin SA, And RBC Schaublin SA and RBC Schaublin SA.

10.50++        Lease Agreement, dated as of December 17, 1999, between Schaublin
               SA and RBC Schaublin SA.

10.51++        Credit Agreement, dated as of December 27, 1999, between RBC
               Schaublin S.A. Delemont and Credit Suisse.

16.2**         Letter of Ernst & Young LLP regarding Change in Certifying
               Accountant.

21.***         Subsidiaries of RBCA.

27.+++         Financial Data Schedule.

         * Incorporated by reference to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on August 8, 1997.
         ** Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on October 31, 1997.
         *** Incorporated by reference to the Company's Annual Report on Form

                  10-K for the year ended April 3, 1999.
         **** Incorporated by reference to the Company's Current Report on Form 8-K, dated June 11, 1999.
         +        Incorporated by reference to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 26, 1999.


         ++       Incorporated by reference to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended December 25, 1999.
         +++      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

                                 By:  /s/ Michael J. Hartnett
                                    -----------------------------------------
                                    Michael J. Hartnett
                                    President and Chief Executive Officer
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)


                                 By:  /s/ Anthony S. Cavalieri
                                    -----------------------------------------
                                    Anthony S. Cavalieri
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 27, 2000                       By:  /s/ Michael J. Hartnett
                                      ------------------------------------------
                                       Michael J. Hartnett
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer


June 27, 2000                       By:  /s/  Stephen A. Kaplan
                                       -----------------------------------------
                                       Stephen A. Kaplan
                                       Director

June 26, 2000                       By:  /s/ Kurt B. Larsen
                                       -----------------------------------------
                                       Kurt B. Larsen
                                       Director

June 26, 2000                       By:  /s/ William E. Myers, Jr.
                                       -----------------------------------------
                                       William E. Myers, Jr.
                                        Director

June 26, 2000                       By:  /s/ Mitchell I. Quain
                                       -----------------------------------------
                                       Mitchell I. Quain
                                       Director

June 26, 2000                       By:  /s/ Robert Anderson
                                       -----------------------------------------
                                       Robert Anderson
                                       Director

June 26, 2000                       By:  /s/ Richard R. Crowell
                                       -----------------------------------------
                                       Richard R. Crowell
                                       Director

                                  SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------
         COLUMN A                COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
--------------------------------------------------------------------------------------------------------------------------
        DESCRIPTION             BALANCE AT
                               BEGINNING OF                                                             BALANCE AT END
                                  PERIOD                     ADDITIONS                  DEDUCTIONS      OF PERIOD
--------------------------------------------------------------------------------------------------------------------------
                                                CHARGED TO COSTS      CHARGED TO
                                                  AND EXPENSES      OTHER ACCOUNTS
--------------------------------------------------------------------------------------------------------------------------
     BAD DEBT RESERVE              $168               $117               $ --               $ 6               $279
--------------------------------------------------------------------------------------------------------------------------