Form 10-Q
period 2000-07-01
ROLLER BEARING CO OF AMERICA INC
filed 2000-08-07
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JULY 1, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________


                        Commission file number: 333-33085


                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   13-3426227
              --------                                   ----------
   (State or other jurisdiction of         (IRS Employer Indentification Number)
            incorporation)


                   60 ROUND HILL ROAD, FAIRFIELD, CT        06430
                   ----------------------------------------------
                (Address of principal executive offices) (Zip code)

                                  203-255-1511
                                  ------------
                         Registrant's Telephone Number:

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding twelve (12) months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                     Outstanding at August 6, 2000
          ----------------------------         -----------------------------
          Common stock, $.01 par value                      100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                          PAGE
Part I   Financial Information

Item 1.     Consolidated Balance Sheets -
            At July 1, 2000 (unaudited) and April 1, 2000                 3

            Consolidated Statements of
            Operations - Three months ended
            July 1, 2000 (unaudited) and June 26, 1999 (unaudited)        4

            Consolidated Statements of Cash
            Flows - Three months ended July 1, 2000
            (unaudited) and June 26, 1999 (unaudited)                     5

            Notes to Consolidated Financial Statements                    6-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11-12

Part II  Other Information                                                13

Signatures                                                                14

Exhibit Index                                                             15

Exhibit 27                                                                16

Part I

       Item 1. Financial Information

                     Roller Bearing Company of America, Inc.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                         July 1,      April 1,
                                                                                          2000         2000
                                                                                        ---------    ---------
ASSETS

      Current assets:
            Cash                                                                        $   1,826    $   1,051
            Accounts receivable, net                                                       29,229       31,775
            Inventories                                                                    61,133       58,166
            Prepaid expenses and other current assets                                       2,200        1,778

                                                                                        ---------    ---------
                  Total current assets                                                     94,388       92,770
                                                                                        ---------    ---------

            Property, plant and equipment, net of accumulated depreciation of
                  $42,522 at July 1, 2000 and $40,431 at April 1, 2000                     60,614       60,987
            Restricted marketable securities                                                4,501        4,501
            Excess of costs over net assets acquired, net of accumulated amortization
                  of $5,222 at July 1, 2000 and $5,022 at April 1, 2000                    26,552       26,752
            Deferred financing costs, net of accumulated amortization of $2,909 at
                  July 1, 2000 and $2,720 at April 1, 2000                                  5,371        5,561
            Other assets                                                                    1,544        1,522

                                                                                        ---------    ---------
                  Total assets                                                          $ 192,970    $ 192,093
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                            $  10,155    $  10,413
            Accrued expenses and other current liabilities                                 11,672       13,485
            Current portion of long-term debt                                              17,085       15,331
            Obligations under capital leases, current portion                                 849          808

                                                                                        ---------    ---------
                  Total current liabilities                                                39,761       40,037
                                                                                        ---------    ---------

            Long-term debt                                                                141,087      142,251

            Capital lease obligations, less current portion                                 1,278        1,316

            Other non-current liabilities                                                   9,648        9,648

                                                                                        ---------    ---------
                  Total liabilities                                                       191,774      193,252
                                                                                        ---------    ---------

      Stockholder's equity:
            Common stock - $.01 par value; 1,000 shares
                  authorized; issued and outstanding shares:
                  100 shares at July 1, 2000, and at April 1, 2000                           --             --
            Additional paid-in capital                                                       (759)        (759)
            Stock warrants                                                                  6,600        6,600
            Currency traslation adjustment                                                   (150)        (150)
            Retained earnings (deficit)                                                    (4,495)      (6,850)

                                                                                        ---------    ---------
                  Total stockholder's equity (deficit)                                      1,196       (1,159)

                  Total liabilities and stockholder's equity                            $ 192,970    $ 192,093
                                                                                        =========    =========

                 See Notes to Consolidated Financial Statements

                    ROLLER BEARING COMPANY OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             Three Months Ended
                                                             ------------------
                                                             July 1,    June 26,
                                                              2000        1999
                                                              ----        ----
Net sales                                                    $43,861     $42,971

Cost of sales                                                 29,473      31,226
                                                             -------------------
     Gross Margin                                             14,388      11,745

Operating expenses:
     Selling, general and administrative                       6,540       5,830
     Other expense, net of other income                          195         168
                                                             -------------------
                                                               6,735       5,998

     Operating income                                          7,653       5,747

Interest expense, net                                          3,662       3,388
                                                             -------------------

     Income before taxes and extraordinary charge              3,991       2,359

Income tax expense                                             1,636         900
                                                             -------------------

     Net income                                              $ 2,355     $ 1,459
                                                             ===================

                 See Notes to Consolidated Financial Statements

                    ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                For the Three Months Ended
                                                                                --------------------------
                                                                                    July 1,    June 26,
                                                                                      2000       1999
                                                                                    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $ 2,355    $  1,459
     Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
            Depreciation                                                              2,152       2,254
            Deferred income taxes                                                      --
            Amortization of goodwill                                                    200         200
            Amortization of deferred financing costs                                    190         225
            Changes in working capital, net of acquisition:
                   (Increase) decrease in accounts receivable                         2,546       4,612
                   (Increase) decrease in inventories                                (2,967)     (2,361)
                   (Increase) decrease in prepaid expenses & other current assets      (422)        (49)
                   (Increase) decrease in other non-current assets                      (22)       (167)
                   Increase (decrease) in accounts payable & accrued expenses        (2,071)       (870)
                   Increase (decrease) in other non-current liabilities                --           159
                                                                                    -------    --------
            Net cash provided by operating activities                                 1,961       5,462

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of subsidiaries                                                       --       (10,200)
     Purchase of property, plant & equipment, net                                    (1,455)     (1,233)
     Sale of restricted marketable securities                                          --         4,800
     Purchase of restricted marketable securities                                      --        (4,800)
                                                                                    -------    --------
            Net cash used in investing activities                                    (1,455)    (11,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in revolving credit facility                                        1,500       3,500
     Issuance of Industrial Revenue Bond                                               --         4,800
     Payments of bank term loan                                                        (910)
     Principal payments on capital lease obligations                                   (321)       (248)
                                                                                    -------    --------
            Net cash provided by financing activities                                   269       8,052

            Net increase in cash                                                        775       2,081

Cash, at beginning of year                                                            1,051         291
                                                                                    -------    --------
Cash, at end of period                                                              $ 1,826    $  2,372
                                                                                    =======    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
            Interest                                                                $ 6,342    $  6,122
                                                                                    =======    ========
            Income taxes                                                            $   438    $   --
                                                                                    =======    ========

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the three month period ended July 1, 2000 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller"), Tyson Bearings, Inc. ("Tyson"), ") RBC Schaublin S.A. ("Schaublin") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

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

On June 11, 1999, Tyson, a wholly owned subsidiary of the Company, completed the acquisition of certain selected assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10.2 million plus the assumption of certain selected liabilities. The acquisition was accounted for under the purchase method of accounting.

The results of operations of Tyson and Schaublin subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners of Schaublin for the quarter ended June 26, 1999 as if the acquisitions took place on April 4, 1999 are as follows (unaudited):

                                                              PRO FORMA
                                                          THREE MONTHS ENDED
                                                           JUNE 26, 1999
                                                          ------------------
Net Sales                                                    $  47,315
Operating Income                                             $   6,606
Income before Extraordinary Items                            $   2,237
Net Income                                                   $   2,237

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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However the summarized combined financial information of the subsidiary guarantors are as follows:

                                                                 AS OF
                                                    -------------------------------
Balance Sheet Data:                                 JULY 1, 2000      APRIL 1, 2000
                                                    ------------      -------------
   Current assets                                      $35,967           $35,156
   Noncurrent assets                                    42,418            42,740
                                                       -------           -------
   Total assets                                        $78,385           $77,896
                                                       =======           =======

   Current liabilities                                 $46,738           $48,280
   Noncurrent liabilities                                4,899             4,974
                                                       -------           -------
   Total liabilities                                   $51,637           $53,254
                                                       -------           -------

   Stockholder's equity                                $26,748           $24,642
                                                       =======           =======

                                                           THREE MONTHS ENDED
                                                    -------------------------------
Operating Results                                   JULY 1, 2000      JUNE 26, 1999
                                                    ------------      -------------
   Net sales                                           $18,921           $23,171
   Gross margin                                        $ 4,490           $ 4,091
   Net income                                          $ 1,755           $ 1,553

Total current liabilities include intercompany liabilities of $19,421 and $22,266 as of July 1, 2000 and April 1, 2000, respectively. Net income includes a provision for income taxes of $1,220 and $1,080 in fiscal years 2001 and 2000, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of July 1, 2000 the Company had the ability to borrow up to an additional $23,400 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                     JULY 1, 2000     APRIL 1, 2000
                                                                                     ------------     -------------
SENIOR SUBORDINATED NOTES PAYABLE                                                        $110,000          $110,000
CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 30, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable monthly and quarterly for prime and LIBOR-based elections, respectively
                                                                                           10,000            10,875

Revolving Credit Facility borrowings outstanding                                           12,000            10,500
SWISS CREDIT FACILITY
Term Loan, payable in quarterly installments of approximately
$301, commencing March 2001, increasing thereafter to
approximately $452 from March 2004; bears interest at variable
rates, payable quarterly                                                                    6,031             6,031

SCHAUBLIN NOTE
--------------
Term Loan, payable in two annual installments; approximately
$134 due December, 2000 and approximately $603  due December, 2001,
bears interest at 5%                                                                          737               737

OTHER LOANS                                                                                   904               939
-----------

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on
September 1, 2017; bears interest at a variable rate, payable monthly                       7,700             7,700
through December 2017
Series 1994 B bears interest at a variable rate, payable monthly
through December 2017                                                                       3,000             3,000
Series 1998 tax-exempt industrial development bonds; bears interest at
variable rates, payable monthly through December 2021                                       3,000             3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                              4,800             4,800
                                                                                         --------          --------

TOTAL DEBT                                                                                158,172           157,582

LESS:  CURRENT PORTION                                                                     17,085            15,331
                                                                                         --------          --------

LONG-TERM DEBT                                                                           $141,087          $142,251
                                                                                         ========          ========

The current portion of long-term debt as of July 1, 2000 and April 1, 2000 includes $12,000 and $10,500, respectively borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

3.       RECENTLY ISSUED PRONOUNCEMENTS

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

The following discussion addresses the financial condition of the Company as of July 1, 2000 and the results of its operations for the three month period ended July 1, 2000, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 1, 2000 included in the Form 10-K.

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JUNE 26, 1999

Net sales for the three months ended July 1, 2000 were $43.9 million, an increase of $0.9 million or 2.1% over the three months ended June 26, 1999. Net sales included sales totaling $4.2 million from Schaublin, acquired effective October, 1999. Net sales decreased $3.3 million or 7.7% without Schaublin's sales. The decrease in net sales is primarily attributed to run-off sales at one of the newly acquired companies which were included in the first quarter of last year.

Gross margin increased by $2.6 million or 22.5% to $14.4 million for the three months ended July 1, 2000, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 5.5%, from 27.3% for the first quarter of fiscal 2000, to 32.8% in the first quarter of fiscal 2001. The increase is primarily the result of strategic pricing increases, better operational performance, the elimination of certain unprofitable lines and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $0.7 million or 12.2% to $6.5 million for the three month period ended July 1, 2000 as compared to the comparable period last year. The increase was primarily the additional expenses related to Schaublin. SG&A as a percentage of net sales increased from 13.6% for the first quarter of fiscal 2000 to 14.9% for the first quarter of fiscal 2001.

Operating income increased by $1.9 million or 33.2% to $7.7 million for the three months ended July 1, 2000 as compared to $5.8 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin partially offset by higher operating expenses.

Income before taxes increased for the three month period ended July 1, 2000 to $4.0 million from $2.4 million for the same period last year, as a result of higher operating income.

Net income for the current quarter reflects a tax provision of $1.6 million compared to $0.9 million for the first quarter of fiscal 2000. Net income increased by $0.9 million to $2.4 million from $1.5 million for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended July 1, 2000, the Company provided cash of $2.0 million from operating activities compared to $5.5 million for the comparable period last year. The increase of $3.5 million is primarily the result of an increase in non-cash working capital of $4.2 million, partially offset by an increase in net income of $0.8 million, and all other of $0.1 million.

Cash used for investing activities for the three months ended July 1, 2000 consisted on $1.5 million relating to capital expenditures. Cash used for investing activities for the three months ended June 26, 1999 was $11.4 million which included $10.2 million for the acquisition of Tyson, with the remainder relating to capital expenditures of $1.2 million. Proceeds of $4.8 million from the issuance of industrial revenue bonds was placed in a trust account, and $4.8 million from such trust account was remitted to the Company in connection with qualifying equipment purchases.

For the three months ended July 1, 2000, the Company had net cash inflows from financing activities of $0.3 million partially resulting from a draw down on its revolving credit facility of $1.5 million. These proceeds were partially used to pay debt service and capital lease principal amounts of $0.9 million and $0.3 million, respectively. In the first quarter of fiscal 2000, the Company had net cash inflows from financing activities of $8.1 million, partially resulting from a draw down on its revolving credit facility of $3.5 million. Additionally, in April 1999, the Company issued $4.8 million in secured industrial revenue bonds which are due in 2024, and which were used for construction and purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company. During the three month period ended June 26, 1999, the Company used $0.2 million of funds for capital lease obligations.

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

27       Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                      ROLLER BEARING COMPANY OF AMERICA, INC.


August 4, 2000                        /s/ Michael J. Hartnett
                                      ------------------------------------------
                                      By: Michael J. Hartnett
                                      President & Chief Executive Officer
                                      Principal Executive Officer


August 4, 2000                        /s/ Anthony S. Cavalieri
                                      ------------------------------------------
                                      By: Anthony S. Cavalieri
                                      Vice President & Chief Financial Officer
                                      Principal Financial and Accounting Officer

                                    EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

*27      Financial Data Schedule.

----------
*  Filed herewith