Form 10-Q
period 2000-09-30
ROLLER BEARING CO OF AMERICA INC
filed 2000-11-14
CIK 1042465

FORM 10-Q

                       Securities and Exchange Commission

                              Washington, DC 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

                        Commission file number: 333-33085

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             13-3426227
                 --------                             ----------
       (State or other jurisdiction of     (IRS Employer Indentification Number)
               incorporation)

                60 ROUND HILL ROAD, FAIRFIELD, CT               06430
                ------------------------------------------------------
                (Address of principal executive offices)    (Zip code)

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

                 Class                       Outstanding at November 8, 2000
      ----------------------------           -------------------------------
      Common stock, $.01 par value                        100

                     Roller Bearing Company of America, Inc.

                                      INDEX

                                                                         Page
Part I         Financial Information

Item 1.             Consolidated Balance Sheets - At September 30,
                    2000 (unaudited) and April 1, 2000                   3

                    Consolidated Statements of Operations - Three
                    months and Six months ended September 30, 2000
                    (unaudited) and September 25, 1999 (unaudited)       4

                    Consolidated Statements of Cash Flows - Three
                    months and Six months ended September 30, 2000
                    (unaudited) and September 25, 1999 (unaudited)       5

                    Notes to Consolidated Financial Statements           6 - 10

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        11-13

Part II        Other Information                                         14

Signatures                                                               15

Exhibit Index                                                            16

Exhibit 27                                                               17

Part I
  Item 1. Financial Information

                     Roller Bearing Company of America, Inc.
                     Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                                                                                   September 30,  April 1,
                                                                                       2000         2000
                                                                                     ---------    ---------
ASSETS

     Current assets:
         Cash                                                                        $   2,765    $   1,051
         Accounts receivable, net                                                       28,376       31,775
         Inventories                                                                    63,548       58,166
         Prepaid expenses and other current assets                                       2,551        1,778

                                                                                     ---------    ---------
             Total current assets                                                       97,240       92,770
                                                                                     ---------    ---------


         Property, plant and equipment, net of accumulated depreciation of
             $44,705 at September 30, 2000 and $40,431 at April 1, 2000                 60,701       60,987
         Restricted marketable securities                                                4,322        4,501
         Excess of costs over net assets acquired, net of accumulated amortization
             of $5,423 at September 30, 2000 and $5,022 at April 1, 2000                26,357       26,752
         Deferred financing costs, net of accumulated amortization of $3,099 at
             September 30, 2000 and $2,720 at April 1, 2000                              5,182        5,561
         Other assets                                                                    1,524        1,522

                                                                                     ---------    ---------
             Total assets                                                            $ 195,326    $ 192,093
                                                                                     =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

     Current liabilities:
         Accounts payable                                                            $  12,573    $  10,413
         Accrued expenses and other current liabilities                                 13,398       13,485
         Current portion of long-term debt                                              14,307       15,331
         Obligations under capital leases, current portion                                 764          808

                                                                                     ---------    ---------
             Total current liabilities                                                  41,042       40,037
                                                                                     ---------    ---------

         Long-term debt                                                                139,568      142,251

         Capital lease obligations, less current portion                                 1,127        1,316

         Other non-current liabilities                                                  10,442        9,648

                                                                                     ---------    ---------
             Total liabilities                                                         192,179      193,252
                                                                                     ---------    ---------

     Stockholder's equity:
         Common stock - $.01 par value; 1,000 shares
             authorized; issued and outstanding shares:
             100 shares at September 30, 2000, and at April 1, 2000                         --           --
         Additional paid-in capital                                                       (759)        (759)
         Stock warrants                                                                  6,600        6,600
         Currency translation adjustment                                                  (178)        (150)
         Retained earnings (deficit)                                                    (2,516)      (6,850)

                                                                                     ---------    ---------
             Total stockholder's equity (deficit)                                        3,147       (1,159)

             Total liabilities and stockholder's equity                              $ 195,326    $ 192,093
                                                                                     =========    =========

                 See Notes to Consolidated Financial Statements

                    Roller Bearing Company of America, Inc.
               Consolidated Statements of Operations (Unaudited)
                             (dollars in thousands)

                                                          Three Months Ended               Six Months Ended
                                                          ------------------               ----------------
                                                     September 30,   September 25,    September 30,  September 25,
                                                         2000            1999            2000            1999
                                                         ----            ----            ----            ----
Net sales                                              $41,160          $41,228        $85,021          $84,199

Cost of sales                                           27,656           27,727         57,129           58,953
                                                       ------------------------        ------------------------

     Gross Margin                                       13,504           13,501         27,892           25,246

Operating expenses:
     Selling, general and administrative                 6,601            5,855         13,141           11,685
     Other expense, net of other income                     26              155            221              323
                                                       ------------------------        ------------------------
                                                         6,627            6,010         13,362           12,008

     Operating income                                    6,877            7,491         14,530           13,238

Interest expense, net                                    3,522            3,755          7,184            7,143
                                                       ------------------------        ------------------------

     Income before taxes and extraordinary charge        3,355            3,736          7,346            6,095

Income tax expense                                       1,376            1,599          3,012            2,499
                                                       ------------------------        ------------------------

     Net income                                        $ 1,979          $ 2,137        $ 4,334          $ 3,596
                                                       ========================        ========================

                 See Notes to Consolidated Financial Statements

                     Roller Bearing Company of America, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                             (dollars in thousands)

                                                                             For the Six Months Ended
                                                                          -----------------------------
                                                                          September 30,   September 25,
                                                                               2000           1999
                                                                          -------------   -------------
Cash flows from operating activities:
    Net income                                                               $  4,334       $  3,596
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation                                                           4,278          4,099
         Minority interest                                                          9             --
         Amortization of goodwill                                                 401            401
         Amortization of deferred financing costs                                 379            495
         Changes in working capital, net of acquisition:
               Decrease in accounts receivable                                  3,399          4,038
               (Increase) in inventories                                       (5,382)        (4,584)
               (Increase) in prepaid expenses & other current assets             (772)          (821)
               Decrease in other non-current assets                                27           (201)
               Increase in accounts payable, accrued expenses and
                  other non current liabilities                                 2,859          2,153
                                                                             --------       --------
         Net cash provided by operating activities                              9,532          9,176

Cash flows from investing activities:
    Acquisition of subsidiaries                                                    --        (10,200)
    Purchase of property, plant & equipment, net                               (3,793)        (2,102)
    Sale of restricted marketable securities                                      179          5,107
    Purchase of restricted marketable securities                                   --         (4,800)
                                                                             --------       --------
         Net cash used in investing activities                                 (3,614)       (11,995)

Cash flows from financing activities:
    Net (decrease) increase in revolving credit facility                       (1,500)         2,500
    Issuance of industrial revenue bond                                            --          4,800
    Payments of bank term loan                                                 (2,207)          (375)
    Principal payments on capital lease obligations                              (469)          (600)
                                                                             --------       --------
         Net cash (used in) provided by financing activities                   (4,176)         6,325

Cash and Cash Equivalents:
    Effect of exchange rate changes                                               (28)            --
                                                                             -----------------------

    Increase during the year                                                    1,742          3,506
    Cash, at beginning of year                                                  1,051            291
                                                                             --------       --------
    Cash, at end of period                                                   $  2,765       $  3,797
                                                                             ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                            $  7,288       $  6,954
                                                                             ========       ========
         Income taxes                                                        $  1,111       $    252
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

The results of operations for the three month and six month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller"), Tyson Bearings, Inc. ("Tyson"), RBC Schaublin S.A. ("Schaublin") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

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

The results of operations of Tyson and Schaublin subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners of Schaublin for the six months ended September 30, 2000 as if the acquisitions took place on April 4, 1999 are as follows (unaudited):

                                                       Pro Forma
                                                       ---------
                                        Three months Ended    Six months Ended
                                        September 25, 1999    September 25, 1999
                                        ----------------------------------------

Net Sales                                    $45,571               $92,886
Operating Income                             $ 8,350               $14,956
Income before Extraordinary Items            $ 2,915               $ 5,152
Net Income                                   $ 2,915               $ 5,152

2. Debt

On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the "Recapitalization"). In connection with the financing of the Recapitalization, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the "Notes"). Interest on the Notes is due semiannually the Notes and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, or earlier under certain conditions specified in the indenture pursuant to which the Notes were issued (the "Indenture"). The Notes are unsecured and subordinated to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed, jointly and severally, on a senior subordinated basis by each of the wholly owned subsidiaries of the Company.

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However the summarized combined financial information of the subsidiary guarantors are as follows:

                                                          As of
                                          --------------------------------------
  Balance Sheet Data:                     September 30, 2000       April 1, 2000
                                          ------------------       -------------
     Current assets                             $50,073               $35,156
     Noncurrent assets                           42,574                42,740
                                                -------               -------
     Total assets                               $92,647               $77,896
                                                =======               =======

     Current liabilities                        $48,454               $48,280
     Noncurrent liabilities                       5,075                 4,974
                                                -------               -------
     Total liabilities                          $53,529               $53,254
                                                -------               -------

     Stockholder's equity                       $39,118               $24,642
                                                =======               =======


                                                      Six Months Ended
                                                      ----------------
   Operating Results                         September 30,         September 25,
                                                 2000                  1999
                                          ------------------       -------------
     Net sales                                  $37,896               $45,323
     Gross margin                               $ 9,634               $10,071
     Net income                                 $ 4,008               $ 4,171

Current liabilities include intercompany liabilities of $17,301 and $22,266 as of September 30, 2000 and April 1, 2000, respectively. Net income includes a provision for income taxes of $2,786 and $2,899 in fiscal years 2001 and 2000, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of September 30, 2000 the Company had the ability to borrow up to an additional $25,900 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                            September 30, 2000   April 1, 2000
                                                            ------------------   -------------
Senior Subordinated Notes                                             $110,000        $110,000

Credit Facility

Term Loan, payable in quarterly installments of $250,
commencing September 30, 1997, increasing annually
thereafter to $1,375 from September 30, 2001 with final
payment due June 30, 2002; bears interest at variable rates, payable monthly and quarterly for prime and LIBOR-based
elections, respectively                                                  8,875          10,875

Revolving Credit Facility borrowings outstanding                         9,000          10,500

Swiss Credit Facility
Term Loan, payable in quarterly installments of approximately
$301, commencing March 2001, increasing thereafter to
approximately $452 from March 2004; bears interest at variable
rates, payable quarterly                                                 5,884           6,031

Schaublin Note
Term Loan, payable in two annual installments; approximately
$134 due December, 2000 and approximately $603 due
December, 2001, bears interest at 5%                                       755             737

Other Loans                                                                861             939

Industrial Development Revenue Bonds

Series 1994 A due in annual installments of $180 beginning
September 1, 2006, graduating to $815 on September 1, 2014
with final payment due on September 1, 2017; bears interest at
a variable rate, payable monthly through December 2017                   7,700           7,700

Series 1994 B bears interest at a variable rate, payable monthly
through December 2017                                                    3,000           3,000

Series 1998 tax-exempt industrial development bonds; bears
interest at variable rates, payable monthly through December
2021                                                                     3,000           3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024           4,800           4,800
                                                                      --------        --------

Total Debt                                                             153,875         157,582

Less:  Current Portion                                                  14,307          15,331
                                                                      --------        --------

Long-Term Debt                                                        $139,568        $142,251
                                                                      ========        ========

The current portion of long-term debt as of September 30, 2000 and April 1, 2000 includes $9,000 and $10,500, respectively borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of the Company's fiscal 2001. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's financial position and results of operations.

4. Subsequent Event

In October 2000, the Company paid a dividend of $3.6 million to Holdings.

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

The following discussion addresses the financial condition of the Company as of September 30, 2000 and the results of its operations for the three month and six month periods ended September 30, 2000, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 1, 2000 included in the Form 10-K.

Three months Ended September 30, 2000 Compared to three months Ended September 25, 1999

Net sales for the three months ended September 30, 2000 were $41.2 million, which remained constant from second quarter sales for the three months ended September 25, 1999. Net sales included sales totaling $2.9 million from Schaublin, acquired effective October 1999. Net sales in the second quarter of fiscal 2001 decreased $2.9 million or 7.0% without Schaublin's sales. The decrease in net sales is primarily attributed to run-off sales at Tyson, which were included in the second quarter of last year.

Gross margin remained constant at $13.5 million for the three months ended September 30, 2000 and the same period last year. Gross margin as a percentage of net sales remained constant at 32.8% for the second quarter of both fiscal 2001 and fiscal 2000.

Selling, general and administrative ("SG&A") expenses increased by $0.7 million or 10.3% to $6.6 million for the three month period ended September 30, 2000 as compared to the comparable period last year. The increase was primarily the additional expenses related to the acquisition and integration of Schaublin. SG&A as a percentage of net sales increased from 14.2% for the second quarter of fiscal 2000 to 16.1% for the second quarter of fiscal 2001.

Operating income decreased by $0.6 million or 8.2% to $6.9 million for the three months ended September 30, 2000 as compared to $7.5 million for the corresponding period in the prior year. The decrease primarily resulted from higher SG&A expenses.

Interest expense for the second quarter of fiscal 2001 was $3.5 million as compared to $3.8 million for the comparable period last year. The decrease in interest expense is attributable to a reduction in the amounts outstanding under the term loan and revolving credit facility.

Income before taxes decreased for the three-month period ended September 30, 2000 to $3.4 million from $3.7 million for the same period last year, as a result of lower operating income.

Net income for the second quarter of fiscal 2001 reflects a tax provision of $1.4 million compared to $1.6 million for the second quarter of fiscal 2000. Net income decreased by $0.1 million to $2.0 million from $2.1 million for the corresponding period last year.

Six months Ended September 30, 2000 Compared to Six months Ended September 25, 1999

Net sales for the six months ended September 30, 2000 were $85.0 million, an increase of $0.8 million or 0.8% over the six months ended September 25, 1999. Net sales included sales totaling $7.0 million from Schaublin, acquired effective October 1999. Net sales decreased $6.2 million or 7.5% without Schaublin's sales. The decrease in net sales is primarily attributed to run-off sales at Tyson, which were included in the first half of last year.

Gross margin increased by $2.6 million or 10.5% to $27.9 million for the six months ended September 30, 2000, as compared to the comparable period last year. Gross margin as a percentage of net sales increased 2.8%, from 30.0% for the first half of fiscal 2000, to 32.8% in the first half of fiscal 2001. The increase is primarily the result of strategic pricing increases, better operational performance, the elimination of certain unprofitable lines and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $1.5 million or 12.4% to $13.1 million for the six month period ended September 30, 2000 as compared to the comparable period last year. The increase was primarily attributable to the additional expenses related to the acquisition and integration of Schaublin. SG&A as a percentage of net sales increased from 13.9% for the first half of fiscal 2000 to 15.5% for the first half of fiscal 2001.

Operating income increased by $1.3 million or 9.8% to $14.5 million for the six months ended September 30, 2000 as compared to $13.2 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin and was offset somewhat by higher operating expenses.

Interest expense for the first half of fiscal 2001 was $7.2 million as compared to $7.1 million for the comparable period last year.

Income before taxes increased for the six-month period ended September 30, 2000 to $7.3 million from $6.1 million for the same period last year, as a result of higher operating income.

Net income for the first half of fiscal 2001 reflects a tax provision of $3.0 million compared to $2.5 million for the first half of fiscal 2000. Net income increased by $0.7 million to $4.3 million from $3.6 million for the corresponding period last year.

Liquidity and Capital Resources

For the six months ended September 30, 2000, the Company generated cash of $9.5 million from operating activities compared to $9.2 million for the comparable period last year. The increase of $0.3 million is primarily the result of an increase in cash generated from net income before depreciation, amortization and minority interest of $0.8 million, less an increase in non cash working capital of $0.5 million.

For the six months ended September 30, 2000, the Company used $3.6 million of cash for investing activities compared to $12.0 million for the comparable period last year. The Company used $10.2 million for acquisition investments in the first six months of fiscal 2000, but the Company did not have such needs in fiscal 2001. In fiscal 2001, however, the Company's cash was used for higher capital expenditures of $1.7 million and the Company received lower net industrial revenue bond proceeds of $0.1 million.

For the six months ended September 30, 2000, the Company had net cash outflows from financing activities of $4.2 million compared to net cash inflows of $6.3 million for the comparable period last year. The increase of

$10.5 million was partially the result of a net repayment on the revolving credit facility of $1.5 million in fiscal 2001 compared to a net cash borrowing of $2.5 million in fiscal 2000, or a $4.0 million net outflow. Additionally, payments were made on debt service and capital lease principal amounts of $2.7 million compared to $1.0 million in fiscal 2000, for a net change outflow of $1.7 million. Additionally, in April 1999, the Company issued $4.8 million in secured industrial revenue bonds which are due in 2024, and which were used for construction and purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company

Principal and interest payments under the Senior Credit Facilities, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for the Company. With respect to the Term Loans, the Company is required to make scheduled principal payments which commenced in December 1997. The Term Loans bear interest at a floating rate based upon the interest rate option elected by the Company. As a result of the indebtedness incurred in connection with the Recapitalization, the Company's post-Recapitalization interest expense will be higher and will have a greater proportionate impact on net income in comparison to pre-Recapitalization periods.

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

                                  ROLLER BEARING COMPANY OF AMERICA, INC.


November 9, 2000                     /s/ Michael J. Hartnett
                                     -------------------------------------------
                                     By: Michael J. Hartnett
                                     President & Chief Executive Officer
                                     Principal Executive Officer


November 9, 2000                     /s/ Anthony S. Cavalieri
                                     -------------------------------------------
                                     By: Anthony S. Cavalieri
                                     Vice President & Chief Financial Officer
                                     Principal Financial and Accounting Officer

                                    EXHIBITS

Exhibit
Number     Description of Document
--------------------------------------------------------------------------------

*27        Financial Data Schedule.

-----
*  Filed herewith