Form 10-Q
period 2000-12-30
ROLLER BEARING CO OF AMERICA INC
filed 2001-02-13
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended DECEMBER 30, 2000



( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to
         _____________


                        Commission file number: 333-33085


                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                               13-3426227
                 --------                               ----------
      (State or other jurisdiction of      (IRS Employer Indentification Number)
              incorporation)


                   60 ROUND HILL ROAD, FAIRFIELD, CT      06430
                   --------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                                Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at February 12, 2001
        ----------------------------            --------------------------------
        Common stock, $.01 par value                           100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX


                                                                            PAGE
Part I   Financial Information

Item 1.     Consolidated Balance Sheets -
            At December 30, 2000 (unaudited) and April 1, 2000                 3

            Consolidated Statements of
            Operations - Three months and Nine months ended
            December 30, 2000 (unaudited) and December 25, 1999 (unaudited)    4

            Consolidated Statements of Cash
            Flows - Three months and Nine months ended December 30, 2000
            (unaudited) and December 25, 1999 (unaudited)                      5

            Notes to Consolidated Financial Statements                    6 - 10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-13

Part II  Other Information                                                    14

Signatures                                                                    15

Exhibit Index                                                                 16

Exhibit 27                                                                    17

PART I

      ITEM 1. FINANCIAL INFORMATION

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 30,   APRIL 1,
                                                                                    2000         2000
                                                                                  ---------    ---------
                                                                                 (Unaudited)
ASSETS

      Current assets:
            Cash                                                                  $   6,702    $   1,051
            Accounts receivable, net                                                 27,552       31,775
            Inventories                                                              66,757       58,166
            Prepaid expenses and other current assets                                 2,783        1,778

                                                                                  ---------    ---------
                  Total current assets                                              103,794       92,770
                                                                                  ---------    ---------

      Property, plant and equipment, net of accumulated depreciation of
            $47,184 at December 30, 2000 and $40,431 at April 1, 2000                59,750       60,987
      Restricted marketable securities                                                3,842        4,501
      Excess of costs over net assets acquired, net of accumulated amortization
            of $5,623 at December 30, 2000 and $5,022 at April 1, 2000               26,141       26,752
      Deferred financing costs, net of accumulated amortization of $3,287 at
            December 30, 2000 and $2,720 at April 1, 2000                             4,994        5,561
      Other assets                                                                    1,541        1,522

                                                                                  ---------    ---------
      Total assets                                                                $ 200,062    $ 192,093
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                      $  12,228    $  10,413
            Accrued expenses and other current liabilities                           11,392       13,485
            Current portion of long-term debt                                        27,587       15,331
            Obligations under capital leases, current portion                           680          808

                                                                                  ---------    ---------
                  Total current liabilities                                          51,887       40,037
                                                                                  ---------    ---------

      Long-term debt                                                                138,278      142,251

      Capital lease obligations, less current portion                                   994        1,316

      Other non-current liabilities                                                  10,120        9,648

                                                                                  ---------    ---------
                  Total liabilities                                                 201,279      193,252
                                                                                  ---------    ---------

      Stockholder's equity (deficit):
            Common stock - $.01 par value; 1,000 shares
                  authorized; issued and outstanding shares:
                  100 shares at December 30, 2000, and at April 1, 2000                --
            Additional paid-in capital                                                 (759)        (759)
            Stock warrants                                                            6,600        6,600
            Currency translation adjustment                                            (329)        (150)
            Dividend paid to parent                                                  (3,571)
            Retained earnings (deficit)                                              (3,158)      (6,850)

                                                                                  ---------    ---------
                  Total stockholder's equity (deficit)                               (1,217)      (1,159)

      Total liabilities and stockholder's equity (deficit)                        $ 200,062    $ 192,093
                                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                            ------------------          -----------------
                                         DECEMBER 30,  DECEMBER 25,  DECEMBER 30,  DECEMBER 25,
                                             2000         1999          2000          1999
                                             ----         ----          ----          ----
Net sales                                  $ 40,150     $ 41,326      $125,171      $125,525

Cost of sales                                27,285       28,164        84,414        87,117
                                           ---------------------      ----------------------

     Gross Margin                            12,865       13,162        40,757        38,408

Operating expenses:
     Selling, general and administrative      6,298        6,467        19,439        18,152
     Other expense, net of other income         380          186           601           509
                                           ---------------------      ----------------------
                                              6,678        6,653        20,040        18,661

     Operating income                         6,187        6,509        20,717        19,747

Other non-operating expense                   3,000         --           3,000
Interest expense, net                         4,275        3,838        11,459        10,981
                                           ---------------------      ----------------------

     Income (loss) before taxes              (1,088)       2,671         6,258         8,766

Income tax expense (benefit)                   (446)       1,095         2,566         3,594
                                           ---------------------      ----------------------

     Net income (loss)                     $   (642)    $  1,576      $  3,692      $  5,172
                                           =====================      ======================

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                   -------------------------
                                                                                   DECEMBER 30,  DECEMBER 25,
                                                                                      2000          1999
                                                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  3,692      $  5,172
    Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation                                                                6,389         6,390
           Minority interest                                                              18
           Amortization of goodwill                                                      601           601
           Amortization of deferred financing costs                                      567           724
           Changes in working capital, net of acquisition:
                   Decrease (increase) in accounts receivable                          4,223         5,744
                   Decrease (increase) in inventories                                 (8,591)       (6,440)
                   Decrease (increase) in prepaid expenses & other current assets     (1,005)          267
                   Decrease (increase) in other non-current assets                        (8)         (260)
                   Increase (decrease)  in accounts payable, accrued expenses and
                      other non current liabilities                                      175        (2,012)
                                                                                    --------      --------
           Net cash provided by operating activities                                   6,061        10,186

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of subsidiaries                                                         --         (12,055)
    Purchase of property, plant & equipment, net                                      (4,917)       (3,867)
    Sale of restricted marketable securities                                             659         5,107
    Purchase of restricted marketable securities                                        --          (4,800)
                                                                                    --------      --------
           Net cash used in investing activities                                      (4,258)      (15,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in revolving credit facility                                         11,500         6,000
    Issuance of industrial revenue bond                                                 --           4,800
    Payments of bank term loan                                                        (3,217)       (1,250)
    Dividend paid to parent                                                           (3,571)
    Principal payments on capital lease obligations                                     (685)         (878)
                                                                                    --------      --------
           Net cash provided by financing activities                                   4,027         8,672

CASH AND CASH EQUIVALENTS:
    Effect of exchange rate changes                                                     (179)
                                                                                    --------      --------

    Increase during the period                                                         5,651         3,243
    Cash, at beginning of year                                                         1,051           291
                                                                                    --------      --------
    Cash, at end of period                                                          $  6,702      $  3,534
                                                                                    ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
           Interest                                                                 $ 13,249      $ 13,235
                                                                                    ========      ========
           Income taxes                                                             $  1,131      $    421
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

The results of operations for the three month and nine month periods ended December 30, 2000 are not necessarily indicative of the operating results for the full year.

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

The results of operations of Tyson and Schaublin subsequent to the respective effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners of Schaublin for the nine months ended December 30, 2000 as if the acquisition took place on April 4, 1999 are as follows (unaudited):

     --------------------------------------------------------------------
                    NINE MONTHS ENDED DECEMBER 25, 1999
     --------------------------------------------------------------------
                          AS REPORTED    SCHAUBLIN       PRO FORMA
                                         4/1 - 9/30/99
     --------------------------------------------------------------------
     Net Sales            $125,525          $9,187       $134,712
     --------------------------------------------------------------------
     Operating Income     $ 19,747          $1,119       $ 20,866
     --------------------------------------------------------------------
     Net Income           $  5,172          $1,065       $  6,237
     --------------------------------------------------------------------

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

The separate financial statements of the subsidiary guarantors have not been presented because management has determined that they would not be material to investors. However the summarized combined financial information of the subsidiary guarantors are as follows:

                                                     AS OF
                                       --------------------------------
  Balance Sheet Data:                  DECEMBER 30, 2000  APRIL 1, 2000
                                       -----------------  -------------
          Current assets                    $ 41,763        $ 35,156
          Noncurrent assets                   41,604          42,740
                                            --------        --------
          Total assets                      $ 83,367        $ 77,896
                                            ========        ========

          Current liabilities               $ 47,204        $ 48,280
          Noncurrent liabilities               4,960           4,974
                                            --------        --------
          Total liabilities                 $ 52,164        $ 53,254
                                            --------        --------

          Stockholder's equity              $ 31,203        $ 24,642
                                            ========        ========

                                                NINE MONTHS ENDED
                                                -----------------
                                           DECEMBER 30,   DECEMBER 25,
  Operating Results                           2000            1999
                                           ------------   ------------
          Net sales                         $ 55,203        $ 45,323
          Gross margin                      $ 13,800        $ 10,071
          Net income                        $  5,665        $  4,171

Current liabilities include intercompany liabilities of $15,071 and $22,266 as of December 30, 2000 and April 1, 2000, respectively. Net income includes a provision for income taxes of $3,937 and $4,092 in fiscal years 2001 and 2000, respectively.

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of December 30, 2000 the Company had the ability to borrow up to an additional $13,000 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                DECEMBER 30, 2000                 APRIL 1, 2000
                                                                                -----------------                 -------------
SENIOR SUBORDINATED NOTES                                                                $110,000                      $110,000

CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 30, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable
monthly and quarterly for prime and LIBOR-based elections, respectively                     7,750                        10,875

REVOLVING CREDIT FACILITY BORROWINGS OUTSTANDING                                           22,000                        10,500

SWISS CREDIT FACILITY
Term Loan, payable in quarterly installments of approximately $301, commencing
March 2001, increasing thereafter to approximately $452 from March 2004; bears
interest at variable rates, payable quarterly                                               6,068                         6,031

SCHAUBLIN NOTE
Term Loan, payable in two annual installments; approximately $135 due December,
2000 and approximately $607 due December, 2001,
bears interest at 5%                                                                          742                           737

OTHER LOANS                                                                                   805                           939

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a variable rate, payable monthly
through December 2017                                                                       7,700                         7,700

Series 1994 B bears interest at a variable rate, payable monthly
through December 2017                                                                       3,000                         3,000

Series 1998 tax-exempt industrial development bonds; bears interest at
variable rates, payable monthly through December 2021                                       3,000                         3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                              4,800                         4,800
                                                                                         --------                      --------

TOTAL DEBT                                                                                165,865                       157,582

LESS: CURRENT PORTION                                                                      27,587                        15,331
                                                                                         --------                      --------

LONG-TERM DEBT                                                                           $138,278                      $142,251
                                                                                         ========                      ========

The current portion of long-term debt as of December 30, 2000 and April 1, 2000 includes $22,000 and $10,500, respectively, borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

3. RECENTLY ISSUED PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement, which was amended by SFAS No. 137 and SFAS No. 138, becomes effective for the Company for the fiscal year beginning April 1, 2001, and establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not anticipate the adoption of this standard will have a material effect on the financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of the Company's fiscal 2001. The Company has determined that SAB 101 has no impact on the reported results of operations.

4. DIVIDEND TO PARENT

In October 2000, the Company paid a dividend of $3.6 million to Holdings.

5. NON-OPERATING EXPENSES

During December 2000, certain fees and expenses were incurred by the Company related to an investment in Holdings by J.H. Whitney. These charges are recorded as Non-operating Expenses.

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

The following discussion addresses the financial condition of the Company as of December 30, 2000 and the results of its operations for the three month and nine month periods ended December 30, 2000, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended April 1, 2000 included in the Form 10-K.

THREE MONTHS ENDED DECEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 25, 1999

Net sales for the three months ended December 30, 2000 were $40.2 million, a decrease of $1.1 million or 2.7%, from sales for the three months ended December 25, 1999. The decrease in net sales is primarily due to runoff of contracts in the Tyson products and delayed shipments of aircraft products.

Gross margin decreased $0.3 million or 2.3% to $12.9 million for the three months ended December 30, 2000 from $13.2 million for the same period last year. Gross margin as a percentage of net sales decreased slightly to 31.8% for the third quarter of fiscal 2001 from 32.0% for the third quarter of fiscal 2000.

Selling, general and administrative ("SG&A") expenses decreased to $6.3 million for the third quarter of fiscal 2001 from $6.5 million for the third quarter of fiscal 2000. SG&A as a percentage of net sales remained constant at 15.6% for the third quarter of both fiscal years.

Operating income decreased by $0.3 million or 4.9% to $6.2 million for the three months ended December 30, 2000 as compared to $6.5 million for the corresponding period in the prior year. The decrease primarily resulted from the lower gross margin.

Other non-operating expenses of $3.0 million in the third quarter of fiscal 2001 represents certain fees and expenses associated with an investment in Holdings by J.H. Whitney.

Interest expense for the third quarter of fiscal 2001 was $4.3 million as compared to $3.8 million for the comparable period last year. The higher interest expense in the third quarter of 2001 is attributable to Schaublin interest in fiscal 2001 and an increase in the amounts outstanding under the revolving credit facility.

Loss before taxes of ($1.1) million for the three months ended December 30, 2000 compared to Income before taxes of $2.7 million for the three months ended December 25, 1999 was primarily the result of the non-operating expense of $3.0 million, the decrease in operating income of $0.3 million and the increase in interest expense of $0.5 million in fiscal 2001.

Net loss for the third quarter of fiscal 2001 reflects a tax benefit of $0.4 million compared to a tax provision of $1.1 million for the third quarter of fiscal 2000. Net loss for third quarter of fiscal 2001 was ($0.6) million, a decrease of $2.2 million from net income of $1.6 million for the corresponding period last year.

NINE MONTHS ENDED DECEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 25, 1999

Net sales for the nine months ended December 30, 2000 were $125.2 million, a decrease of $0.3 million or 0.3%, over the nine months ended December 25, 1999. Net sales included sales totaling $10.8 million in fiscal 2001 and $3.7 million in fiscal 2000 from Schaublin, acquired effective October 1999. Net sales decreased $7.5 million or 6.0% without Schaublin's sales. The decrease in net sales is primarily attributed to run-off sales at Tyson, and softness in the truck market.

Gross margin increased by $2.3 million or 6.1% to $40.8 million for the nine months ended December 30, 2000, as compared to the comparable period last year. Gross margin as a percentage of net sales increased from 30.6% for the first nine months of fiscal 2000, to 32.6% in the first nine months of fiscal 2001. The increase is primarily the result of better operational performance and machine tool capital enhancements.

Selling, general and administrative ("SG&A") expenses increased by $1.3 million or 7.1% to $19.4 million for the nine month period ended December 30, 2000 as compared to the comparable period last year. The increase was primarily the additional overhead expenses attributable to Schaublin. SG&A as a percentage of net sales increased from 14.5% for the first nine months of fiscal 2000 to 15.5% for the first nine months of fiscal 2001.

Operating income increased by $1.0 million or 4.9% to $20.7 million for the nine months ended December 30, 2000 compared to $19.7 million for the corresponding period in the prior year. The increase primarily resulted from higher gross margin and was somewhat offset by higher operating expenses.

Other non-operating expenses of $3.0 million for the nine month period ended December 30, 2000 represents certain fees and expenses associated with an investment in Holdings by J.H. Whitney.

Interest expense for the nine months of fiscal 2001 was $11.5 million as compared to $11.0 million for the comparable period last year. The higher interest expense in fiscal 2001 is attributable to an increase in the amounts outstanding under the revolving credit facility.

Income before taxes decreased $2.5 million for the nine months ended December 30, 2000 to $6.3 million from $8.8 million for the same period last year, as a result of the non-operating expenses of $3.0 million and higher interest expense of $0.5 million in fiscal 2001 partially offset by the increase in operating income of $1.0 million.

Net income for the nine months of fiscal 2001 reflects a tax provision of $2.6 million compared to $3.6 million for the nine months of fiscal 2000. Net income decreased by $1.5 million to $3.7 million from $5.2 million for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 30, 2000, the Company generated cash of $6.1 million from operating activities compared to $10.2 million for the comparable period last year. The decrease of $4.1 million is primarily the result of an decrease in cash generated from net income before depreciation, amortization and minority interest of $1.5 million, plus an increase in non cash working capital and deferred financing fees amortization of $2.6 million.

For the nine months ended December 30, 2000, the Company used $4.3 million of cash for investing activities compared to $15.6 million for the comparable period last year. The Company used $12.1 million for acquisition investments in the first nine months of fiscal 2000, but the Company did not have such needs in fiscal 2001. In fiscal 2001, however, the Company's cash was used for higher capital expenditures of $1.1 million partially offset by the receipt of higher net industrial revenue bond proceeds of $0.3 million.

For the nine months ended December 30, 2000, the Company had net cash inflows from financing activities of $4.0 million compared to net cash inflows of $8.7 million for the comparable period last year. The decrease of $4.7 million was partially the result of a dividend paid to Holdings of $3.6 million. Additionally, payments were made on debt service and capital lease principal amounts of $3.9 million compared to $2.1 million in fiscal 2000, for a net change in outflow of $1.8 million. Additionally, in April 1999, the Company issued $4.8 million in secured industrial revenue bonds which are due in 2024, and which were used for construction and purchase of building improvements, fixtures, machinery and equipment in connection with a manufacturing facility of the Company. Net borrowing on the revolving credit facility of $11.5 million in fiscal 2001 compared to a net cash borrowing of $6.0 million in fiscal 2000, or a $5.5 million net inflow.

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


                                   ROLLER BEARING COMPANY OF AMERICA, INC.


February 9, 2001                   /s/ MICHAEL J. HARTNETT
                                   ---------------------------------------------
                                   By: Michael J. Hartnett
                                   President & Chief Executive Officer
                                   Principal Executive Officer


February 9, 2001                   /s/ ANTHONY S. CAVALIERI
                                   ---------------------------------------------
                                   By: Anthony S. Cavalieri
                                   Vice President & Chief Financial Officer
                                   Principal Financial and Accounting Officer

                                    EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

*27      Financial Data Schedule.


----------
*  Filed herewith