Form 10-K405
period 2000-03-31
ROLLER BEARING CO OF AMERICA INC
filed 2001-06-29
CIK 1042465

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the fiscal year ended March 31, 2001 or

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission File Number: 333-33085

                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-3426227
   (State or other jurisdiction               (IRS Employer Identification No.)
        of incorporation)


60 Round Hill Road, Fairfield, CT                      06430
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:  (203) 255-1511



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

Yes    X                   No
    ------                    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of June 27, 2001, there were 100 shares of the registrant's Common Stock outstanding, all of which were held by Roller Bearing Holding Company, Inc., a Delaware corporation. There is no public market for the registrant's Common Stock.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

         The Company is an international manufacturer of highly engineered precision roller, ball and plain bearings. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. While the Company manufactures products in all major bearing categories, the Company focuses primarily on highly technical or regulated bearing products for niche markets. The Company targets the higher end of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved.

         The Company conducts and operates its business through three divisions: the RBC division; the Heim Bearings ("Heim") division; the Transport Dynamics Corporation ("TDC") division, and seven wholly-owned subsidiaries: RBC Nice Bearings, Inc. ("Nice"); RBC Linear Precision Products, Inc. ("LPP"); Bremen Bearings, Inc. ("Bremen"); Industrial Tectonics Bearings Corporation ("ITB"); Miller Bearing Company, Inc. ("Miller"), Tyson Bearing Company, Inc. ("Tyson") and RBC Schaublin S.A. ("Schaublin"). The Company also produces component parts for further manufacture at other RBC plants at its Engineered Components Division ("ECD") and its RBC de Mexico subsidiary ("Mexico"). The Company also has a wholly owned foreign sales subsidiary, Roller Bearing Company FSC, Inc. ("FSC").

FORMATION; CORPORATE STRUCTURE; ACQUISITIONS

         The Company was incorporated in Delaware in 1987. In July 1991, the Company's Chairman, President and Chief Executive Officer, Dr. Michael J. Hartnett, teamed up with affiliates of Aurora Capital Partners, L.P. ("Aurora") to implement a plan to acquire a series of small to medium size domestic companies in the roller and ball bearing industry. In March 1992, the Company's capital stock was acquired for $52 million by RBC Acquisition Company (which was incorporated in March 1992 as a Delaware corporation), which was subsequently merged into the Company and the Company became a wholly-owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). From 1992 to 1999, the Company has acquired TDC, a manufacturer of plain bearings, for $5.8 million, Heim, a leading producer of rod end and ball bearings, for $6.8 million, LPP, a pioneer in grinding techniques for precision ball bearing screws, for $5.5 million, Nice, the oldest active brand name in the domestic bearing industry, for $7.5 million, and Bremen and Miller, manufacturers of rollers and needle bearings, for approximately $5.3 million and $11.1 million, respectively. In fiscal 2000, the Company acquired Tyson, a manufacturer of tapered roller bearings, and Schaublin, a manufacturer of collets and bearings, for $10.2 million and $8.3 million, respectively.

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

HISTORY AND RECENT DEVELOPMENTS

         WHITNEY INVESTMENT

         During fiscal 2001, Whitney Acquisition II, Corp. ("Whitney"), an affiliate of the private equity firm Whitney & Co., purchased 23,682.65 shares(the "Whitney Shares") of Holdings Class A Common Stock (as defined below) at a price of $3,018.33 per share. The Whitney Shares were acquired from various stockholders of Holdings, but none were purchased from Holdings itself. As Whitney wished to acquire only issued and outstanding shares, many stockholders exercised options and warrants and sold the underlying shares to Whitney upon exercise. The Whitney Shares represented, in the aggregate, 65.23% of the outstanding capital stock of Holdings on a fully diluted basis on March 31, 2001.

         Whitney acquired the Whitney Shares pursuant to the following agreements: (a) a Stock Purchase Agreement, dated November 20, 2000, by and among Holdings, Whitney, Michael J. Hartnett and Hartnett Family Investments, L.P., (b) a Stock Purchase Agreement, dated November 20, 2001 by and among Whitney, Merban Equity, OCM Principal Opportunities Fund, L.P. and various of their respective past or present affiliates, (c) a letter agreement, dated December 18, 2000, by and between Whitney and Credit Suisse First Boston Corporation, and (d) a Stock Purchase Agreement, dated January 5, 2001, by and among Whitney and the stockholders of Holdings a party thereto. As an inducement to Whitney to acquire the Whitney Shares, Holdings provided certain representations, warranties and indemnities pursuant to the Stock Purchase Agreement referenced in clause (a) above.

         In connection with the acquisition of the Whitney Shares, the Certificate of Incorporation of Holdings was amended to authorize the Series A Preferred Stock and modify certain characteristics of the Class B Supervoting Common Stock and Holdings, Dr. Hartnett, Hartnett Family Investments, L.P. and Whitney entered into a Stockholders' Agreement concerning their ownership of equity securities of Holdings and granting Whitney, Dr. Hartnett and Hartnett Family Investments, L.P. certain rights, including granting Whitney the right to appoint a member of the Board of Directors of Holdings and the Company.

         Dr. Hartnett, the Chairman, President and Chief Executive Officer of the Company, currently owns approximately 0.004% (approximately 15.38% on a fully diluted basis) of the outstanding capital stock of Holdings, and, through the operation of provisions of Holdings' certificate of incorporation, he has the power to control a majority of the voting rights of all capital stock of Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions."

         The Company has entered into a Management Services Agreement with Whitney, pursuant to which Whitney will provide RBCA with certain financial consulting and management advisory services, in exchange for the payment of certain management fees and the reimbursement of certain expenses.

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

         TYSON ACQUISITION

         On June 11, 1999, Tyson, a wholly-owned subsidiary of the Company, completed the acquisition of certain assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10.2 million plus the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the fair value of the net assets of the business.

SCHAUBLIN ACQUISITION

         Effective October 1, 1999, Schaublin Holding SA ("Schaublin"), a wholly owned subsidiary of the Company, completed an asset and stock purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price for the acquisition to 14.0 million Swiss Francs, or approximately $8,830. In fiscal 2001, an adjustment to the purchase price of Schaublin was made for $520, which resulted from a reevaluation of the net working capital purchased from the former owners, and a corresponding reduction in the loan payable. The purchase price was allocated to the fair value of the net assets of the business.

PART I

GENERAL

         The Company is a manufacturer of highly engineered precision roller, ball and plain bearings in the United States. Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction. Many of the Company's products are custom designed or highly engineered for specific applications to meet demanding specifications. While the Company manufactures products in all major bearing categories, the Company focuses primarily on highly technical or regulated bearing products for niche markets.

         The Company targets the higher end of the domestic bearing market where it believes its value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and to enhance profitability. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product niches where it believes market share gains can be achieved. In fiscal 2001 (which commenced on April 2, 2000 and ended on March 31, 2001), the Company had sales to more than 3,000 customers with no single customer amounting to more than 8% of net sales. The Company believes its rapid turnaround on orders, custom designed engineering and strict adherence to quality and reliability provide it with significant competitive advantages

         The Company sells primarily to domestic Original Equipment Manufacturers ("OEMs") and distributors in three markets: industrial, aerospace and government. Many of the Company's product offerings are in markets (market sizes between $30 million and $150 million) which require high service levels, extensive technical engineering support, short lead times and small production runs. In combination with the Company's efficient production processes, targeting such markets has allowed the Company to achieve its plan. Additionally, in an effort to generate more stable revenues, the Company has increased sales to the replacement market. Management estimates that currently over 60% of the Company's products are sold directly or indirectly for use in the replacement market.

         Although the Company operates as one manufacturing and operational segment, it sells products to various customer markets. During fiscal year 2000, the Company acquired Schaublin S.A. located in Delemont, Switzerland, and foreign sales in FY2001 were $32.0 million or 18% of the Company's total sales.

         Approximately 72% of the Company's fiscal 2001 net sales were to the industrial market. The Company believes opportunities exist to increase sales in this market as a result of (i) increasing demand for industrial machinery in both the domestic and international markets, which is expected to expand existing OEM selling opportunities, (ii) growth in aftermarket demand as the installed base continues to expand and (iii) the increased emphasis being placed on maintenance and repair of capital goods given the increasing cost of such items.

         Approximately 28% of the Company's fiscal 2001 net sales were to the aerospace market for applications in commercial and military aviation. According to Boeing, worldwide air travel is expected to grow 75% between 1996 and 2006 and the world commercial aircraft fleet is expected to double by 2016. The Company provides bearings for virtually every model of commercial aircraft in production, as well as many military applications, and its customers include all major aerospace manufacturers.

         Included in aerospace sales, approximately 8% of the Company's fiscal 2001 net sales were to the U.S. government. The Company expects sales to this market to remain stable in the foreseeable future due to (i) increased emphasis on repair and maintenance of existing military platforms,
(ii) sole source supplier relationships and replacement part sales for existing programs and (iii) long product lives of existing programs, which should ensure steady sales relating to such programs for several years.

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

COMPETITIVE STRENGTHS

         The Company believes that it has significant competitive strengths, including a strong management team with extensive managerial experience in the bearing industry, excellent design and manufacturing capabilities, long-term customer relationships, a focus on high-end niches of the bearing market, proprietary manufacturing processes, low cost operations and the Company's commitment to service.

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

CUSTOMERS AND MARKETS

         The Company supplies bearings to OEMs and distributors in the industrial, aerospace and government markets. The industrial OEM market continues to be the largest market for the Company, accounting for 53% of the Company's fiscal 2001 net sales. While the Company's sales in its target markets have historically been concentrated on OEMs, the Company has recently shifted its focus in the aerospace and industrial markets towards replacement part sales. The Company believes this generates more stable revenues. The Company's top ten customers were responsible for generating 34% of the Company's fiscal 2001 net sales and no single customer was responsible for generating more than 8% of fiscal 2001 net sales. Five of the Company's top ten customers are distributors and the remaining five are OEMs.

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

         The Company manufactures a wide range of roller, ball and plain bearings for industrial uses by customers including Caterpillar, John Deere, Parker Hannifin, Motion Industries, Applied Industrial Technologies, and Kaman. See "Products." Sales to the industrial market accounted for 72% of the Company's fiscal 2001 net sales. Approximately 74% of such sales were to OEMs while 26% were to distributors. Within the industrial market, the Company sells to the construction and mining equipment, material handling, machine tools, semiconductor manufacturing equipment and energy and natural resources markets. The Company believes that the diversification of its sales among the various markets of the industrial bearings market reduces its exposure to downturns in any individual market.

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

         The Company's penetration of the commercial aerospace market expanded through the acquisitions of TDC and Heim. Sales to the aerospace market accounted for 28% of the Company's fiscal 2001 net sales. Of this total, 50% reflected sales to OEMs, 23% were to distributors and the balance of 27% to the U.S. Government. Management estimates that over 75% of commercial aerospace net sales are actually used as replacement parts since a portion of OEM sales also are ultimately intended for replacement market use. The Company supplies bearings for commercial aircraft, commercial aircraft engines and private aircraft manufacturers, as well as to various military contractors for airplanes, helicopters and missile systems.

         Essential to servicing the aerospace market is the ability to obtain product approvals. The Company has in excess of 20,000 product approvals, which enable it to provide products used in virtually all domestic aircraft platforms presently in production or operation. Product approvals are typically issued by the Federal Aviation Administration ("FAA") designated OEMs who are Production Approval Holders ("PAHs") of FAA approved aircraft. These PAHs provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket. Recent regulatory changes enacted by the FAA provide for an independent process (the Parts Manufacturer Approval ("PMA") process), which enables suppliers who currently sell their products to the PAH, to sell products to the aftermarket. PMAs are obtained through the process described in Title 14, FAR
Part 21. The Company has submitted over 6,100 PMA applications and has received over 1,800 approvals to date. There is no assurance that the Company will receive approvals on all or any of its submissions. To the extent that such approvals do not materialize, the Company's ability to service the aerospace market could be adversely affected.

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

         Government sales are included in aerospace sales described above and accounted for approximately 8% of the Company's fiscal 2001 net sales, consisting primarily of replacement bearings on programs for which the Company is the sole source supplier. Despite cutbacks in the overall defense budget during the 1990s, appropriations for maintenance and repairs for product platforms serviced by the Company have remained stable. Military programs for which the Company supplies component products include airplanes, helicopters, turbine engines and armored vehicles.

         While a significant portion of the Company's sales are directly or indirectly to the U.S. government, related military or other government projects, no significant portion of such sales are subject to renegotiation of profits or termination of contracts at the election of the government. However, compliance with various government regulations may be required. Violations of such regulations could result in termination of the Company's contracts, which may have material adverse effects on the Company's operations. In addition, the consolidation and combination of defense manufacturers may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts sold by the Company. Such factors could result in a material adverse effect on the Company.

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

         PLAIN BEARINGS

         Plain bearings accounted for 31% of the Company's fiscal 2001 net sales. In general, plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Spherical plain bearings are designed for heavy equipment applications. Spherical plain bearings and rod end bearings are used in the aerospace market in the same applications as airframe control ball bearings. Heim and TDC produce Teflon(R) fabric lined sleeves for the aerospace market.

         ROLLER BEARINGS

         Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings. The sale of roller bearings accounted for 38% of the Company's fiscal 2001 net sales. Track rollers have widespread use in heavy industrial machinery applications. The Company is a leading producer of roller bearings for use in helicopters. The Company produces medium sized tapered roller bearings used primarily in heavy truck axle applications. A significant portion of the sales of this product are to the aftermarket. The Company offers several needle roller bearing designs produced at the Bremen and Miller facilities. Needle bearings are used in various industrial applications and in certain U.S. military aircraft platform bearing applications that require high load carrying capability in a confined space. The product is also used as a shaft for another type of bearing or to support rotating components in mechanical or electromechanical devices. The Company produces this product in bearing quality steel but also has the capability to produce this product from various grades of low carbon, stainless or tool steel.

         BALL BEARINGS

         The Company manufactures four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings. Ball bearings accounted for 21% of the Company's fiscal 2001 net sales. High precision aerospace bearings are primarily sold to customers in government or the defense industry that require more technically sophisticated bearing products providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. The Company is also involved in two niche markets: unground ball bearings and specialty inch and metric ball bearings.

         LINEAR PRECISION PRODUCTS

         LPP produces precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. Linear precision products accounted for approximately 2% of the Company's fiscal 2001 net sales. LPP's products are primarily used in the machine tool industry where the Company believes significant opportunities to cross-sell the Company's other products, such as collets, exist. LPP supplies products to new, replacement and repair markets.

         MACHINE TOOL COLLETS

         Schaublin produces precision machine tool collets that provide effective part holding and accurate part location during machining operations. The machine tool collets accounted for approximately 7% of the Company's fiscal 2001 net sales. The Company believes that significant opportunities to expand sales of this product outside of Europe exist.

         BEARING REFURBISHMENT PROGRAM

         ITB has developed a bearing refurbishment center. Management estimates this to be a $60 million market that historically has not been well served. Bearing refurbishment accounts for approximately 1% of the Company's fiscal 2001 net sales. The Company believes that, as an OEM manufacturer of bearing components, it is well positioned to serve this industry. Refurbished bearings offer the end user significant savings and provide the equivalent service level. As material costs are minimal and most primary machining and grinding operations are not required to operate in this market, the opportunity exists for higher margins. The Company believes bearing refurbishment will continue to be a growing market, but does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

         The RBC Linear Precision Products facility has upgraded their precision ball screw repair facility to allow them to focus on this growing market. Management estimates this to be a $60 million market that has been fragmented in the past among many small companies. The Company believes that LPP, as an OEM manufacturer of precision ball screws, it is well positioned to service this industry. As this is a service-oriented business, the opportunity exists for higher margins. The Company does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

ISO CERTIFICATION

         The Company is in the process of achieving ISO Certification throughout its locations and has currently attained the following approvals:


RBC division                        ISO 9001
TDC division                        ISO 9002
Heim division                       ISO 9002
Bremen subsidiary                   ISO 9002
Miller subsidiary                   ISO 9002
Tyson subsidiary                    ISO 9001
Schaublin subsidiary                ISO 9001


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

         CAPACITY

         The Company's plants currently run on a single shift and a light second shift at selected locations to meet the demands of its customers. Management believes that current capacity levels, with annual capital expenditures equal to approximately 4% of sales in turning and grinding equipment in the future, will permit the Company to effectively meet demand levels through at least 2002. Management also believes that as it continues to invest in bearing professionals, the ability to increase capacity and move to full second shifts, if required, could be accomplished without compromising product quality or involving significant additional capital expenditure.

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

         INTEGRATION OF ACQUISITIONS

         The Company has demonstrated an ability to institute programs that improve the performance of acquired companies. The process involves applying the Company's operating strategy, rationalizing the product offerings and appropriately capitalizing the acquisition.

MARKETING

         The Company's marketing strategy is aimed at increasing sales within its three primary market sectors and targeting specific profitable niche products. To affect this strategy, the Company seeks to expand into geographic areas not previously served by it and continues to capitalize on new markets and industries for existing and new products. The Company employs a technically proficient sales force and also utilizes marketing managers, product managers, customer service representatives and product application engineers in its selling efforts.

         Despite the difficulties inherent in the development of a quality, technically astute, sales force in the bearing industry, the Company has been able to accelerate the growth of its sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program, implemented in 1995, which has graduated 22 professionals. The Company will continue to hire and develop expert sales professionals and strategically locate them to implement its expansion strategy. Today, the Company employs strategically located sales professionals in North America, Europe and Latin America in its sales and marketing effort.

         The Company has placed an emphasis on increasing sales to distributors serving the spare parts aftermarket in the Company's key industry markets. Sales to this market tend to be less cyclical as they arise out of end users' needs for replacement bearings on existing equipment. See "Customers and Markets."

Management estimates that sales to the replacement market exceeded 60% of the Company's fiscal 2001 sales. Management intends to continue to focus on building distributor sales volume.

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

         For large run bearing products, price is a very important factor. Larger manufacturers generally are relative low cost producers in the more standard bearing product lines and are thus able to attain extensive market shares. However, with niche product lines, when the production runs are smaller, larger manufacturers are often unable to achieve the economies of scale needed to maintain their low-cost producer status. As a result, while the Company competes with the larger bearing manufacturers in some of the more standard bearing product markets, its primary competition includes smaller niche companies such as Kaydon Corporation, New Hampshire Ball Bearings and McGill Manufacturing Company, Inc a Division of Emerson Power Transmission. Competitors to the Company's ballscrew product line are 20th Century and Thompson Industries.

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

BACKLOG

         As of March 31, 2001, the Company had a backlog of $78.7 million as compared to a backlog of $77.7 million as of April 1, 2000. The Company continues to maintain a strong backlog of orders. The Company sells many of its products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by the Company and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, the Company believes that it is not practical or prudent for most customers, including many of the Company's largest customers, to shift their bearing business to other suppliers.

EMPLOYEES

         The Company had approximately 1,428 employees at April 1, 2001.

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

         In addition, the Company's business is managed by a small number of key executive officers. Accordingly, the loss of services of certain of these executives, including Dr. Hartnett, could have a material adverse impact on the financial condition and results of operations of the Company. There can be no assurance that the services of such personnel will continue to be made available.

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

         The Company also may be liable under Environmental Laws, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), state analogs to CERCLA and certain state property transfer laws, for the costs of investigation and remediation of contamination at facilities currently or formerly owned or operated by the Company, or at other facilities at which the Company has disposed of hazardous substances. In connection with such contamination, the Company may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage.

         State agencies are currently overseeing investigation, remediation and/or monitoring activities at the Company's facilities in Fairfield, Connecticut, West Trenton, New Jersey, Santa Ana, California, Rancho Dominguez, California and Hartsville, South Carolina and the prior property owners have conducted limited remediation at the Company's Kulpsville, Pennsylvania and Bremen, Indiana facilities. The former owners of these facilities have agreed to indemnify the Company for liabilities arising from environmental conditions that existed prior to the date of purchase of such facilities by the Company, which has covered most of the costs of ongoing activities to date, although the Company has relinquished the indemnity for the Fairfield, Connecticut facility. Moreover, there can be no assurance that the indemnities relating to the other facilities, all of which contain negotiated dollar limits, will be adequate to resolve any remaining cleanup liabilities or that the indemnifying parties will perform or continue to perform their indemnification obligations.

         At the Company's two facilities located in California and its facility in New Jersey, the previous owners of the assets purchased by the Company indemnified the Company for liabilities arising from environmental conditions that existed prior to the date of the Company's purchase of such assets, subject to certain thresholds, limitations and caps, and are undertaking cleanup in fulfillment of those indemnification obligations. With respect to the Rancho Dominguez, California facility, the Company has contributed a total of approximately $0.1 million toward the cost of the on-going cleanup. Under the acquisition agreement, the previous facility owner is responsible for all further costs to cleanup conditions existing at the time of the transfer of the facility, up to a maximum of the full purchase price. Until recently, the previous owner operated a groundwater remediation system at this facility and is now seeking confirmation from the local environmental regulatory agency that no further remedial action is required. To the Company's knowledge, any further cleanup costs are not expected to approach the indemnification cap limit.

         Cleanup has been completed at the Company's Santa Ana, California facility, although groundwater monitoring continues as required by the regional regulatory authority. Currently, the previous owner is working with this regulatory authority to obtain final approval and closure of the now-concluded cleanup activities at this facility. The Company did not contribute toward the costs of cleanup, and has not contributed toward the ongoing monitoring costs. To the Company's knowledge, cleanup and monitoring costs have not approached the $4.5 million limit on the previous owner's liability under the acquisition agreement for this facility.

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

         Each of the Company's Bremen, Indiana facilities formerly had on-site lagoons used for settling process wastewater. In each case, the former owner of the facility discontinued use of the lagoon and removed residual sludge for disposal off-site years before RBC began operations at the facility. With regard to the former SKF facility located at 1342 West Plymouth Street in Bremen, some material from the lagoon was disposed of on-site. Testing of this material revealed that it was not hazardous under the United States Environmental Protection Agency's EP toxicity protocol and some of this material remains on-site. The former owner of this facility has indemnified RBC for pre-existing environmental liabilities at this site. At the former Miller Bearings facility located at 225 Industrial Boulevard in Bremen, the former owner removed residual sludge for off-site disposal and a Phase II environmental sampling investigation at this facility did not reveal the existence of regulated substances in excess of applicable regulatory standards. The former owner of this facility has indemnified RBC for pre-existing environmental liabilities at this site. Neither of the Bremen facilities has been the subject of any regulatory interest in connection with the cleanup of the former lagoons. Although there can be no assurance, the Company does not expect to incur material costs with respect to these former lagoons.

         At the Company's Kulpsville, Pennsylvania facility, the Company is operating an oil water separator installed by a previous owner to remove petroleum from groundwater impacted by releases from an underground storage tank that was removed from the site by the previous owner in the early 1990's. Operation and maintenance costs for this system to date have been minimal and are being paid by the Company. If the state regulatory agency were to require additional cleanup activities in the future, the Company believes that the cost of that cleanup would be covered by an indemnity from the prior owner. There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner's indemnification obligations to the Company or that the prior owner would honor its indemnity obligations.

         At the request of the state regulatory agency, the Company is monitoring groundwater contamination at its Hartsville, South Carolina facility. This contamination appears to have resulted from an underground storage tank removed from the site prior to the Company's acquisition of the facility. To date, the state has not required cleanup activities beyond monitoring. Monitoring costs have remained minimal and are being paid by the Company. In the early 1990's, the Company submitted to the state environmental regulatory agency a closure plan for a former wastewater lagoon at the Hartsville facility. To date, the state agency has not required that the Company take any action with respect to the lagoon. If the agency were to require cleanup activities in the future regarding either the former lagoon or the former tank, the Company believes that the cost of such cleanups would be covered by an indemnity from the prior owner of the facility. There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner's indemnification obligations to the Company or that the prior owner would honor its indemnity obligations.

         Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. Since then, the Company has been working with CTDEP in an effort to develop data showing that no further remedial action is necessary. While the Company believes that its total investigation and cleanup costs will not exceed $0.2 million, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $0.2 million estimate.

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

ITEM 2.  PROPERTIES

         The principal executive offices of the Company are comprised of 13,728 square feet of office space located at the Heim division in Fairfield, Connecticut which it owns. The Company conducts manufacturing in approximately 80,000 square feet at such facility where it manufactures plain bearing product, both Teflon(R) lined and metal to metal and commercial ball bearings. The Company also owns: (i) a facility in Hartsville, South Carolina, consisting of approximately 104,000 square feet of manufacturing space, occupied by the RBC division, at which facility the Company manufacturers the smaller end of all of the RBC division's product lines, and performs the initial machining operations for a large percentage of the product manufactured in the West Trenton, New Jersey facility; (ii) a facility in Kulpsville, Pennsylvania, consisting of approximately 130,000 square feet of manufacturing space, occupied by Nice, at which facility the Company manufactures commercial ground and unground ball bearings; (iii) a facility in Rancho Dominguez, California, consisting of approximately 69,100 square feet of manufacturing space, occupied by ITB, at which facility the Company manufactures high precision ball and roller bearings for the aerospace industry, thin section ball bearings and large diameter cam followers; (iv) a facility in Santa Ana, California consisting of approximately 80,000 square feet of manufacturing space, occupied by the TDC division, at which facility the Company manufactures journal bearings and spherical plain bearings; (v) a facility in Walterboro, South Carolina, consisting of approximately 40,000 square feet of manufacturing space, occupied by LPP, at which facility the Company manufactures ball screws, ball spline and ball screw actuator product lines and (vi) 48,000 square feet of manufacturing space in Bremen, Indiana, occupied by Miller, at which facility the Company produces needle bearings. Additionally the Company leases: (i) 55,000 square feet of manufacturing space in West Trenton, New Jersey, occupied by the RBC division, at which facility the Company manufactures heavy duty needle roller bearings for the aerospace industry as well as the RBC division's larger diameter heavy duty needle roller bearings and single fracture spherical plain bearings; (ii) 22,000 square feet of space in Waterbury, Connecticut, at which facility the Company manufactures thin section bearings, primarily for use by ITB (iii) a facility in Bremen, Indiana consisting of approximately 64,000 square feet of manufacturing space, occupied by Bremen, at which facility the Company manufacturers needle roller bearings (iv) approximately 240,000 square feet of manufacturing space in Glasgow, Kentucky, at which facility the Company manufacturers tapered roller bearings (vi) a facility in Delemont, Switzerland, occupied by Schaublin consisting of approximately 131,000 square feet, at which facility the Company manufactures spherical bearings, rod ends, collets and tool holders and (vii) a facility in Reynosa, Tamaulipas, Mexico occupied by RBC de Mexico consisting of approximately 20,000 square feet, at which facility the Company manufactures thin section bearings, primarily for use by ITB.

         The lease for the West Trenton, New Jersey facility expires on February 28, 2009, the lease for the Waterbury, Connecticut facility expires on February 28, 2003, a portion of the lease for the Bremen, Indiana facility expires on July 16, 2002, the lease for the Glasgow, Kentucky facility expires on June 30, 2005, the lease for the Delemont, Switzerland facility expires on December 31, 2009 and the lease for the Reynosa, Mexico facility expires on August 1, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         As of March 31, 2001, there were 100 shares of common stock, par value $.01 per share, of the Company ("Company Common Stock") outstanding, all of which were held by Holdings. There is no established public trading market for the Company Common Stock.

         As of March 31, 2001, there were 24,754.608 shares of Holdings Class A Common Stock outstanding held by 7 holders and 1 share of Holdings Class B Common Stock outstanding held by Michael J. Hartnett. In addition, as of March 31, 2001, there were outstanding warrants and options to purchase up to an additional 6,060.87 shares of Holdings Class A Common Stock and 5,491.46 shares of Holdings Class B Common Stock.

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

UNREGISTERED SALES OF STOCK

         In connection with the Recapitalization, Holdings assigned its right under the Recapitalization Agreement to purchase certain shares of Holding's Common Stock and Holdings Warrants to Dr. Hartnett, certain affiliates of CSFB, the Oaktree Fund, Kirk Morrison, The Sommers Family Trust and Mitchell Quain. In addition, in connection with the Recapitalization, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock to Dr. Hartnett and issued the Discount Warrants to the Oaktree Fund and Northstar (as defined herein). See "Item 1. Business - History and Recent Developments--Recapitalization."

         Pursuant to the Stock Option Plan (as defined herein), Holdings has issued options to purchase 1,728 shares of Holdings Class A Common Stock in fiscal year 1998 and 409.5 shares (options with respect to 100 of which were subsequently cancelled and returned to the plan for future grant) of Holdings Class A Common Stock in fiscal year 1999, and 167.5 shares of Holdings Class A Common Stock in fiscal year 2000, and as a result thereof was obligated to issue additional warrants to purchase 542 shares of Holdings Class A Common Stock to the Oaktree Fund and Northstar pursuant to certain anti-dilution provisions of the Discount Warrants.

         In connection with the Whitney transaction, 106 shares of Class A Common Stock were issued pursuant to certain anti-dilution provisions.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the fiscal years in the four-year period ended March 31, 2001 has been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP, and the selected financial data presented below for each of the fiscal years in the year ended March 29, 1997 has been derived from the Consolidated Financial Statements of the Company, which have been audited by Ernst & Young, LLP. The information presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.


                                                                           FISCAL YEAR ENDED
                                            -----------------------------------------------------------------------
                                            MARCH 29      MARCH 28         APRIL 3        APRIL 1     MARCH 31
                                             1997(a)       1998(b)          1999(c)       2000(d)       2001
                                            -----------------------------------------------------------------------
                                                              (dollars in thousands)
Statement of Operations Data:

Net Sales                                    $93,427      $136,009         $147,932       $177,148    $176,435
Operating Income                             $13,202      $ 10,600         $ 21,073       $ 31,439    $ 32,403
Extraordinary Charge, Net                    $     -      $    625         $      -       $      -    $      -
Net Income (Loss)                            $ 4,640      $ (1,917)        $  3,895       $ 10,018    $  7,894

Balance Sheet Data:

Total Assets                                $124,513      $156,405        $164,819       $192,093     $207,189
Total Debt                                  $ 62,815      $136,200        $145,075       $157,582     $161,416
Cash Dividends                              $      -      $ 56,977        $      -       $      -     $  3,571
Stockholder's Equity (Deficit)              $ 37,372      $(14,922)      $ (11,027)      $ (1,159)    $  6,434
-------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

     NET SALES

The Company's net sales were $176.4 million in fiscal 2001 and $177.1 million in fiscal 2000. Net sales related to the Schaublin acquisition, which was effective October 1, 1999, were $16.0 million in fiscal 2001 and $8.7 million in fiscal 2000. Net sales for the Company excluding the Schaublin acquisition decreased $8.0 million or 4.8% from fiscal 2000, primarily due in part to a softness in the manufacturing sectors, runoff of contracts in the Tyson products and delayed shipments of aircraft products.

     GROSS MARGIN

         Gross margin increased by approximately 5.1% or $2.9 million, to $60.2 million for fiscal 2001 from $57.3 million for fiscal 2000. Gross margin as a percentage of net sales increased from 32.3% to 34.1%. These increases are primarily the result of strategic pricing increases, better operational performance through Kaizen management techniques and machine tool capital enhancements.

     OPERATING EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by approximately 7.5%, or $1.9 million, to $27.0 million in fiscal 2001 from $25.1 million in fiscal 2000 primarily due to expenses relating to the acquired companies. Other operating expenses increased by $0.1 million in fiscal 2001 to $0.8 million.

      OPERATING INCOME

         Operating income increased by approximately 3.0%, or $1.0 million, to $32.4 million for the current year versus $31.4 million for fiscal 2000 primarily due to the higher gross margin and was partially offset by higher SG&A expenses.

      NON-OPERATING EXPENSES

         Non-operating expenses of $3.6 million in fiscal 2001 represents certain fees and expenses associated with an investment in Holdings by J.H. Whitney.

      INTEREST EXPENSE

         Interest expense for fiscal 2001 was $15.7 million as compared to $15.0 million for fiscal 2000.

      INCOME BEFORE TAXES

         Income before taxes decreased by $3.3 million to $13.1 million in fiscal 2001 from $16.4 million in fiscal 2000, primarily due to the non-operating expenses, which were somewhat offset by increased operating income.

      NET INCOME

         Net income for fiscal 2001 reflects a tax provision of $5.2 million compared to a tax provision of $6.4 million for fiscal 2000. Net income decreased by $2.1 million to $7.9 million in the current year compared to

$10.0 million last year, primarily due to the non-operating expenses, and was somewhat offset by the decreased income tax provision.

FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES

         The Company's net sales increased by approximately 19.7%, or $29.2 million, to $177.1 million in fiscal 2000 from $147.9 million in fiscal 1999. Net sales growth in fiscal 2000 was primarily due to acquisitions. Net sales for fiscal 2000 included $37.9 million related to the Tyson acquisition, which was effective April 1, 1999, and the Schaublin acquisition, which was effective October 1, 1999. Net sales for the Company excluding the Tyson and Schaublin acquisitions decreased $8.7 million or 5.9% from fiscal 1999, primarily due to cyclical factors in the aerospace business and an agreement with a major customer to delay shipment of contractually committed orders.

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

    INCOME BEFORE TAXES

         Income before taxes increased by $9.8 million to $16.4 million in fiscal 2000 from $6.6 million in fiscal 1999, primarily due to the increased operating income.

       NET INCOME

         Net income for fiscal 2000 reflects a tax provision of $6.4 million compared to a tax provision of $2.7 million for fiscal 1999. Net income increased by $6.1 million to $10.0 million in the current year compared to $3.9 million last year.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $8.7 million for fiscal 2001, versus $14.5 million in fiscal 2000. The decrease of $5.8 million is primarily the result of the net income decrease of $2.1 million combined with working capital changes of $1.6 million, the non-cash tax effect of an exercise of stock options and warrants of $3.1 million, an increase in the net deferred income tax asset of $5.0 million and a decrease in depreciation of $0.2 million.

         Cash used in investing activities decreased by $18.8 million to $6.2 million in fiscal 2001 from $25.0 million in fiscal 2000. Acquisition costs were $19.0 million lower in fiscal 2001, due to the acquisitions of Tyson and Schaublin of $10.2 million and $8.8 million, respectively, in fiscal 2000. This utilization was somewhat offset by a decrease in cash flow due to restricted marketable securities of $0.2 million.

         The Company had net cash outflows from financing activities of $0.4 million primarily due to draw downs on our revolving credit facility of $9.0 million, less principal payments on bank loans and capital lease obligations of $5.8 million. Additionally, the Company paid a dividend to Holdings of $3.6.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                MARCH 31, 2001 AND APRIL 1, 2000 AND FOR EACH OF
            THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 31, 2001


Report of Independent Public Accountants                             F - 2

Consolidated Balance Sheets                                          F - 3

Consolidated Statements of Operations                                F - 4

Consolidated Statements of Cash Flows                                F - 5

Consolidated Statements of  Stockholder's Equity (Deficit)
         and Comprehensive Income                                    F - 6

Notes to Consolidated Financial Statements                       F - 7 to F - 27

Schedule II - Valuation and Qualifying Accounts                        46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Roller Bearing Company of America, Inc.:

We have audited the accompanying consolidated balance sheets of Roller Bearing Company of America, Inc. (a Delaware corporation and a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) and subsidiaries as of March 31, 2001 and April 1, 2000, and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive income and cash flows for each of the three years in the period ended March 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of Roller Bearing Company of America, Inc. and subsidiaries as of March 31, 2001 and April 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         /s/ ARTHUR ANDERSEN LLP


Stamford, Connecticut
June 26, 2001

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              MARCH 31,          APRIL 1,
                                                                                                2001               2000
                                                                                           ----------------    --------------
ASSETS

       Current assets:
            Cash                                                                               $   3,126         $   1,051
            Accounts receivable, net of allowance for doubtful accounts of
                 $257 at March 31, 2001 and $279 at April 1, 2000                                 37,019            31,775
            Inventories                                                                           67,629            58,166
            Prepaid expenses and other current assets                                              3,531             1,778
                                                                                           --------------    --------------
                 Total current assets                                                            111,305            92,770
                                                                                           --------------    --------------

       Property, plant and equipment, net                                                         60,001            60,987
       Restricted marketable securities                                                            4,041             4,501
       Excess of cost over net assets acquired, net of accumulated amortization
            of $5,823 at March 31, 2001 and $5,022 at April 1, 2000                               25,951            26,752
       Deferred financing costs, net of accumulated amortization of $3,759 at
            March 31, 2001 and $2,720 at April 1, 2000                                             4,501             5,561
       Other assets                                                                                1,390             1,522
                                                                                           --------------    --------------
                 Total assets                                                                 $  207,189         $ 192,093
                                                                                           ==============    ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

       Current liabilities:
            Accounts payable                                                                  $   14,428         $  10,413
            Accrued expenses and other current liabilities                                        13,349            13,484
            Current portion of long-term debt                                                     26,631            15,331
            Obligations under capital leases, current portion                                        726               808
                                                                                           --------------    --------------
                 Total current liabilities                                                        55,134            40,036
                                                                                           --------------    --------------

       Long-term debt                                                                            134,785           142,251

       Capital lease obligations, less current portion                                               727             1,316

       Other noncurrent liabilities                                                               10,109             9,649
                                                                                           --------------    --------------
                 Total liabilities                                                               200,755           193,252
                                                                                           --------------    --------------

       Commitments and contingencies

       Stockholder's equity (deficit):
            Common stock - $.01 par value; 1,000 shares
                 authorized; 100 shares issued and outstanding
                 at March 31, 2001 and at April 1, 2000                                                -                 -
            Additional paid in capital                                                             9,708             6,600
            Currency translation adjustment                                                           12              (150)
            Retained earnings (deficit)                                                           (3,286)           (7,609)
                                                                                           --------------    --------------
                 Total stockholder's equity (deficit)                                              6,434            (1,159)
                                                                                           --------------    --------------

                 Total liabilities and stockholder's equity (deficit)                         $  207,189         $ 192,093
                                                                                           ==============    ==============

                           See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              FISCAL YEAR ENDED
                                                 MARCH 31,          APRIL 1,         APRIL 3,
                                                    2001              2000             1999
                                                 ----------   -----------------     ----------
Net sales                                        $  176,435        $ 177,148        $ 147,932

Cost of sales                                       116,245          119,888          103,165
                                                 ----------   -----------------     ----------
Gross margin                                         60,190           57,260           44,767

Operating expenses:
     Selling, general and administrative             27,011           25,112           23,008
     Other expense, net of other income                 776              709              686
                                                 ----------   -----------------     ----------
                                                     27,787           25,821           23,694

Operating income                                     32,403           31,439           21,073

Non-operating expense                                 3,600                -                -
Interest expense, net                                15,660           15,037           14,465
Minority interest                                        16                7                -
                                                 ----------   -----------------     ----------

Income before taxes                                  13,127           16,395            6,608

Income tax expense                                    5,233            6,377            2,713
                                                 ----------   -----------------     ----------

Net income                                        $   7,894        $  10,018         $  3,895
                                                 ==========   =================     ==========

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                     FISCAL YEAR ENDED
                                                                                            MARCH 31,     APRIL 1,       APRIL 3,
                                                                                              2001         2000           1999
                                                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                         $   7,894      $ 10,018     $   3,895
        Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation                                                                      7,840         8,098         8,175
             Deferred income taxes                                                             1,155         2,715           562
             Tax benefit on exercise of stock options                                          3,108             -             -
             Amortization of excess of cost over net assets acquired                             801           801           801
             Amortization of deferred financing costs                                          1,039           985           969
             Changes in working capital, net of acquisitions:
                  (Increase) decrease in accounts receivable                                 (5,475)       (1,089)         1,107
                  (Increase) decrease in inventories                                         (9,541)       (3,401)       (5,112)
                  (Increase) decrease in prepaid expenses & other current assets             (2,714)          454           (70)
                  (Increase) decrease in other non-current assets                                (9)         (952)         (777)
                  Increase (decrease) in accounts payable                                      4,015       (2,517)       (2,336)
                  Increase (decrease) in accrued expenses & other current liabilities            165       (3,372)       (6,421)
                  Increase (decrease) in other non-current liabilities                           438         2,716         2,912
                                                                                           ----------    ----------    ----------

             Net cash provided by operating activities                                         8,716        14,456         3,705

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of subsidiaries                                                                -      (19,030)      (11,088)
        Purchase of property, plant & equipment, net                                         (6,619)       (6,582)       (9,434)
        Sale (purchase) of restricted marketable securities, net                                 460           617       (1,113)
                                                                                           ----------    ----------    ----------

             Net cash used in investing activities                                           (6,159)      (24,995)      (21,635)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net increase in revolving credit facility                                              9,000         3,000         7,500
        Issuance of Industrial Revenue Bond                                                        -         4,800         3,000
        Proceeds from long-term debt                                                               -         7,707             -
        Payments of bank term loan                                                           (4,885)       (3,000)       (1,625)
        Principal payments on capital lease obligations                                        (906)       (1,058)       (1,279)
        Dividend paid to parent company                                                      (3,571)             -             -
                                                                                           ----------    ----------    ----------

             Net cash provided by financing activities                                         (362)        11,449         7,596

CASH AND CASH EQUIVALENTS:
        Effect of exchange rate changes                                                        (120)         (150)             -
                                                                                           ----------    ----------    ----------

        Increase (decrease) during the year                                                    2,075           760      (10,334)
        Cash, at beginning of year                                                             1,051           291        10,625
                                                                                           ----------    ----------    ----------
        Cash, at end of year                                                               $   3,126      $  1,051      $    291
                                                                                           ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
             Interest                                                                      $  14,454      $ 14,489     $  13,213
                                                                                           ==========    ==========    ==========
             Income taxes                                                                  $   1,131      $  1,916      $    587
                                                                                           ==========    ==========    ==========

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                             RETAINED       ACCUMULATED
                                              ADDITIONAL    EARNINGS/          OTHER            TOTAL
                                               PAID-IN    ACCUMULATED      COMPREHENSIVE    STOCKHOLDER'S           COMPREHENSIVE
                                               CAPITAL      (DEFICIT)      INCOME (LOSS)   EQUITY/(DEFICIT)      INCOME/(LOSS)
                                             -------------------------------------------------------------------------------------
Balance at March 28, 1998                        $  6,600    $  (21,522)          $      -     $   (14,922)             $       -
  Net income                                            -          3,895                 -            3,895                 3,895
                                             -------------------------------------------------------------------------------------
  Comprehensive income                                                                                                      3,895

Balance at April 3, 1999                            6,600       (17,627)                 -         (11,027)                     -
  Net income                                            -         10,018                 -           10,018                10,018
  Currency translation adjustment                       -              -             (150)            (150)                 (150)
                                             -------------------------------------------------------------------------------------
  Comprehensive income                                                                                                      9,868

Balance at April 1, 2000                            6,600        (7,609)             (150)          (1,159)                     -

  Net income                                            -          7,894                 -            7,894                 7,894
  Currency translation adjustment                       -              -               162              162                   162
  Tax benefit of warrant redemption                 3,108              -                 -            3,108                     -
  Dividend paid to parent                               -        (3,571)                            (3,571)
                                             -------------------------------------------------------------------------------------
  Comprehensive income                                                                                                      8,056

Balance at March 31, 2001                        $  9,708     $  (3,286)         $      12       $    6,434             $       -
                                             =====================================================================================

                            See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (ALL CURRENCIES IN THOUSANDS)

1.       ORGANIZATION AND BUSINESS

Roller Bearing Company of America, Inc., ("RBC" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). On March 31, 1992, Holdings acquired all of the outstanding shares of RBC pursuant to an Agreement and Plan of Reorganization. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price ($20,100) over the fair market value of the tangible net assets acquired by Holdings has been pushed down and recorded as excess of cost over net assets acquired by the Company.

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

Stockholders of Holdings owning approximately 7% of the outstanding voting shares prior to the effective date of the Recapitalization, owned approximately 71% of the outstanding voting shares immediately following the Recapitalization. The new group of investors referred to above owned the remaining 29% of the voting shares at such time and thus were not controlling stockholders of either Holdings or the Company. As a result, the transaction did not result in the establishment of new bases in Holdings' or the Company's assets and liabilities. Funds disbursed by Holdings and the Company were charged against their capital accounts to the extent permitted by law.

During fiscal 2001, Whitney Acquisition II, Corp. ("Whitney"), an affiliate of the private equity firm Whitney & Co., purchased 23,682.65 shares of Holdings Class A common Stock (the "Whitney Shares") at a price of $3,018.33 per share. The Whitney Shares were acquired from various stockholders of Holdings, but none were purchased from Holdings itself. As Whitney wished to acquire only issued and outstanding shares, many stockholders exercised options and warrants and sold the underlying shares to Whitney upon exercise. The Whitney Shares represented, in the aggregate, 65.23% of the outstanding capital stock of Holdings on a fully diluted basis on March 31, 2001.

2.  ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

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

On June 11, 1999, Tyson Bearings Inc. ("Tyson"), a wholly owned subsidiary of the Company, completed the acquisition of certain assets of SKF USA, Inc.'s taper roller bearing operations whose principal operations are located in Glasgow, Kentucky. The aggregate purchase price for the acquisition, which was effective as of April 1, 1999, was $10,200 plus the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the fair value of the net assets of the business.

Effective October 1, 1999, Schaublin Holding SA ("Schaublin"), a wholly owned subsidiary of the Company, completed an asset and stock purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price for the acquisition to 14.0 million Swiss Francs, or approximately $8,830. In fiscal 2001, an adjustment to the purchase price of Schaublin was made for $520, which resulted from a reevaluation of the net working capital purchased from the former owners, and a corresponding reduction in the loan payable. The purchase price was allocated to the fair value of the net assets of the business.

The results of operations subsequent to the effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners for the years ended April 1, 2000 and April 3, 1999, and includes pro forma adjustments, as if the acquisitions took place on March 29, 1998 are as follows (unaudited):


                                             APRIL 1, 2000        APRIL 3, 1999
                                             -------------        -------------
Net sales                                      $185,835              $196,945

Net income                                     $ 10,961              $  6,184


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products, Inc. ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller, Tyson, Schaublin, RBC de Mexico ("Mexico") and Roller Bearing Company FSC, Inc. ("FSC"), as well as its Transport Dynamics ("TDC"), Heim ("Heim") and Engineered Components ("ECD") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, the fiscal 1999 reporting year contained 53 weeks, while fiscal years 2001 and 2000 contained 52 weeks.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

                                       MARCH 31, 2001      APRIL 1, 2000
                                       --------------      -------------
Raw material                             $  2,778            $  3,029

Work in process                            16,800              16,345

Finished goods                             48,051              38,792
                                           ------              ------

Total inventories                         $67,629             $58,166
                                          =======             =======

PROPERTY, PLANT, AND EQUIPMENT AND DEPRECIATION

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment, including equipment under capital leases, is provided for by the straight-line method over the estimated useful lives (3 to 39 years) of the respective assets or the lease term, if shorter. Amortization of assets under capital leases is reported with depreciation. The cost of equipment under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the lease.

Property, plant and equipment are summarized as follows:

                                             MARCH 31, 2001     APRIL 1, 2000
                                             --------------     -------------
Land                                            $  7,630          $  7,633

Buildings                                         12,878            12,239

Machinery & equipment                             87,102            81,546
                                                  ------            ------

Total property, plant & equipment                107,610           101,418

Less:  accumulated depreciation                  (47,609)          (40,431)
                                                 --------          --------

Property, plant and equipment, net               $60,001           $60,987
                                                 =======           =======

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Revenue is recognized upon the passage of title on the sales of manufactured goods and percentage of completion in certain aerospace long-term projects at ITB. The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition, and calculates its allowance for doubtful accounts accordingly.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on April 1, 2001. SFAS 133, as amended by SFAS No. 138, establishes accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item included in comprehensive income and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. As the Company does not use any derivative financial instruments, the adoption of SFAS 133 did not have a material impact on the Company's consolidated results of operations and financial position.

Effective December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flow.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

Assets and liabilities of the Company's foreign operations (Schaublin) are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rate prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in the foreign currency translation adjustment component of stockholder's equity, while gains and losses resulting from foreign currency transactions are included in net income.

RESEARCH AND DEVELOPMENT/ENGINEERING EXPENSES

The company is continually conducting research and developing new products and enhanced techniques utilizing a team approach that involves its engineering resources. The majority if its research and development efforts have historically been directed towards machine building and improvement, for ultimate use at its various operating facilities. Company research and development expenses were $254, $277 and $287 in fiscal 2001, 2000 and 1999, respectively.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financials statements have been reclassified to conform with the current year presentation.

4.  RESTRICTED MARKETABLE SECURITIES

Restricted marketable securities, which are classified as available for sale, consist of short-term investments of $4,041 and $4,501 at March 31, 2001 and April 1, 2000, respectively, which were purchased with proceeds from industrial development revenue bonds issued by the Company during fiscal 2000, 1999 and 1995. The use of these investments is restricted primarily for capital expenditure requirements in accordance with the applicable loan agreement and, accordingly, are classified as long-term. These investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less, and are carried at market value, which approximates cost. Fixed maturities consist of U.S. Treasury Notes and are stated at amortized cost, which approximates market value.

5.  DEBT

In connection with the financing of the Recapitalization disclosed in Note 1, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes pay interest semi-annually and mature on June 15, 2007, but may be redeemed at the Company's option beginning on June 15, 2002, as well as, earlier under certain conditions specified in the indenture (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the domestic wholly owned subsidiaries of the Company.

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of and for each of the fiscal years ended March 31, 2001, April 1, 2000 and April 3, 1999 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

                          CONSOLIDATING BALANCE SHEETS

                                                                        SUBTOTAL        NON
                                                                       SUBSIDIARY    GUARANTOR        CORPORATE          TOTAL
                                                                       GUARANTORS   SUBSIDIARIES    AND DIVISIONS       COMPANY
                                                                       ----------   ------------    -------------      ----------
AS OF 03/31/01:
 CASH                                                                  $   (504)      $    2,317        $   1,313      $   3,126
 ACCOUNTS RECEIVABLE, NET                                                 12,118           3,705           21,196         37,019

   RAW MATERIAL                                                            1,379             431              968          2,778
   WORK IN PROCESS                                                         9,891           1,336            5,573         16,800
   FINISHED GOODS                                                         21,486           2,762           23,803         48,051
                                                                -----------------------------------------------------------------
       INVENTORIES                                                        32,756           4,529           30,344         67,629
 PREPAID EXPENSE OTHER CURRENT ASSETS                                        351             438            2,742          3,531
                                                                -----------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                44,721          10,989           55,595        111,305

 PROPERTY, PLANT AND EQUIPMENT, NET                                       32,871           3,274           23,856         60,001

 RESTRICTED MARKETABLE SECURITIES                                          2,463               -            1,578          4,041
 EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                              6,111               -           19,840         25,951
 DEFERRED FINANCING COSTS, NET                                                 -               -            4,501          4,501
 OTHER ASSETS                                                                  -             221            1,169          1,390
                                                                -----------------------------------------------------------------
      TOTAL ASSETS                                                     $  86,166      $   14,484       $  106,539     $  207,189
                                                                -----------------------------------------------------------------

 ACCOUNTS PAYABLE                                                      $   6,913      $    1,253        $   6,262      $  14,428
 INTERCO PAYABLE (RECEIVABLES)                                            63,579             749         (64,328)              -
 INTERCO LOANS                                                                 -           1,740          (1,740)              -
 CURRENT PORTION OF LONG-TERM DEBT                                           194           1,687           24,750         26,631
 OBLIGATIONS UNDER CAPITAL LEASES                                            273               -              453            726
 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                            4,600             805            7,944         13,349
                                                                -----------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                           75,559           6,234         (26,659)         55,134

  LONG TERM DEBT                                                           3,681           4,229          126,875        134,785
 CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                             203               -              524            727
 OTHER NONCURRENT LIABILITIES                                              1,020             166            8,923         10,109
                                                                -----------------------------------------------------------------
      TOTAL LIABILITIES                                                   80,463          10,629          109,663        200,755

STOCKHOLDER'S EQUITY (DEFICIT):
 COMMON STOCK                                                                  -              63             (63)              -
                                                                               -               -                -              -
 ADDITIONAL PAID IN CAPITAL                                                    -               -            9,708          9,708
CURRENCY TRANSLATION ADJUSTMENT                                                -               -               12             12
 TOTAL RETAINED EARNINGS                                                   5,703           3,792         (12,781)        (3,286)
                                                                -----------------------------------------------------------------
 TOTAL STOCKHOLDER'S EQUITY                                                5,703           3,855          (3,124)          6,434

 TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                             $   86,166      $   14,484       $  106,539      $ 207,189
                                                                -----------------------------------------------------------------

                                                                        SUBTOTAL           NON          CORPORATE
AS OF 4/1/00:                                                          SUBSIDIARY       GUARANTOR          AND           TOTAL
                                                                       GUARANTORS     SUBSIDIARIES      DIVISIONS       COMPANY
                                                                      -----------     ------------     -----------    -----------
 CASH                                                                 $      (3)      $      532       $      522      $   1,051
 ACCOUNTS RECEIVABLE, NET                                                  7,811           5,235           18,729         31,775
   RAW MATERIAL                                                            1,667             487              875          3,029
   WORK IN PROCESS                                                         9,484           1,688            5,173         16,345
   FINISHED GOODS                                                         16,091           3,022           19,679         38,792
                                                                -----------------------------------------------------------------
       INVENTORIES                                                        27,242           5,197           25,727         58,166
 PREPAID EXPENSE OTHER CURRENT ASSETS                                        107              96            1,575          1,778
                                                                -----------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                35,157          11,060           46,553         92,770
                                                                -----------------------------------------------------------------

 PROPERTY, PLANT AND EQUIPMENT, NET                                       33,805           3,918           23,264         60,987
 RESTRICTED MARKETABLE SECURITIES                                          2,600               -            1,901          4,501
 EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                              6,334               -           20,418         26,752
 DEFERRED FINANCING COSTS, NET                                                 -               -            5,561          5,561
 OTHER ASSETS                                                                  -              31            1,491          1,522
                                                                -----------------------------------------------------------------
      TOTAL ASSETS                                                      $ 77,896      $   15,009         $ 99,188      $ 192,093
                                                                -----------------------------------------------------------------

 ACCOUNTS PAYABLE                                                        $ 3,504      $    2,273         $  4,636       $ 10,413

 INTERCO PAYABLE (RECEIVABLE)                                             60,422            (478)         (59,944)             -
 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                            5,009           2,759            5,716         13,484
 CURRENT PORTION OF LONG-TERM DEBT                                           146             435           14,750         15,331
 OBLIGATIONS UNDER CAPITAL LEASES                                            231               -              577            808
                                                                -----------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                           69,312           4,989          (34,265)        40,036

  LONG TERM DEBT                                                           3,792           6,334          132,125        142,251
 CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                             447               -              869          1,316
 OTHER NONCURRENT LIABILITIES                                                735              52            8,862          9,649
                                                                -----------------------------------------------------------------
      TOTAL LIABILITIES                                                   74,286          11,375          107,591        193,252

STOCKHOLDER'S EQUITY (DEFICIT):
 COMMON STOCK                                                                  -           1,740           (1,740)             -
 ADDITIONAL PAID IN CAPITAL                                                    -               -            6,600          6,600
 CURRENCY TRANSLATION ADJUSTMENT                                               -               -             (150)          (150)
 TOTAL RETAINED EARNINGS                                                   3,610           1,894          (13,113)        (7,609)
                                                                -----------------------------------------------------------------
 TOTAL STOCKHOLDER'S EQUITY                                                3,610           3,634           (8,403)        (1,159)

 TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                               $ 77,896       $  15,009          $99,188      $ 192,093
                                                                -----------------------------------------------------------------

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                 SUBTOTAL            NON-
                                                SUBSIDIARY         GUARANTOR          CORPORATE           COMPANY
                                                GUARANTORS        SUBSIDIARIES      AND DIVISIONS          TOTAL
                                                ----------        ------------      -------------          -----
    FISCAL YEAR 2001

Net Sales                                       $   79,940          $  16,017          $  80,478          $ 176,435

Total Cost of Sales                                 57,905             10,715             47,625            116,245
                                        ----------------------------------------------------------------------------

Gross Margin                                        22,035              5,302             32,853             60,190

   Selling, general and administrative               5,712              3,131             18,168             27,011
    Other expense, net of other income                 225                  -                551                776

                                        ----------------------------------------------------------------------------
Operating Income                                    16,098              2,171             14,134             32,403

    Nonrecurring charge                                  -                  -              3,600              3,600
    Interest expense, net                             (16)                500             15,176             15,660
    Minority interest                                    -                 16                  -                 16
                                        ----------------------------------------------------------------------------
Income before taxes                                 16,114              1,655            (4,642)             13,127


    Provision (benefit) for
      income taxes                                   6,423                659            (1,849)              5,233
                                        ----------------------------------------------------------------------------

    Net Income                                     $ 9,691               $996           ($2,793)             $7,894
                                        ----------------------------------------------------------------------------


                                               SUBTOTAL            NON-
                                              SUBSIDIARY         GUARANTOR           CORPORATE           COMPANY
    FISCAL YEAR 2000                          GUARANTORS        SUBSIDIARIES       AND DIVISIONS          TOTAL
                                              ----------        ------------       -------------          -----
Net Sales                                      $    88,244        $     8,687        $     80,217         $ 177,148

Total Cost of Sales                                 65,878              5,585              48,425           119,888
                                        ----------------------------------------------------------------------------

Gross Margin                                        22,366              3,102              31,792            57,260

Selling, general and administrative                  5,718              1,162              18,232            25,112
Other expense, net of other income                     225                  -                 484               709
                                        ----------------------------------------------------------------------------

Operating Income                                    16,423              1,940              13,076            31,439

    Interest expense, net                               21                161              14,855            15,037
    Minority interest                                    -                  7                   -                 7
                                        ----------------------------------------------------------------------------

Income before taxes                                 16,402              1,772             (1,779)            16,395

    Provision (benefit) for
      income taxes                                   6,380                689               (692)             6,377
                                        ----------------------------------------------------------------------------

    Net Income                                     $10,022             $1,083            ($1,087)           $10,018
                                        ----------------------------------------------------------------------------

                                                 SUBTOTAL            NON-
                                                SUBSIDIARY         GUARANTOR           CORPORATE           COMPANY
    FISCAL YEAR 1999                            GUARANTORS        SUBSIDIARIES       AND DIVISIONS          TOTAL
                                                ----------        ------------       -------------          -----
Net Sales                                          $66,194                  -             $81,738          $147,932

Total Cost of Sales                                 48,548                  -              54,617           103,165
                                            ------------------------------------------------------------------------

Gross Margin                                        17,646                  -              27,121            44,767

Selling, general and administrative                  4,807              (265)              18,466            23,008
Other expense, net of other income                     224                  -                 462               686
                                            ------------------------------------------------------------------------

Operating Income                                    12,615                265               8,193            21,073

    Interest expense, net                               44                  -              14,421            14,465
                                            ------------------------------------------------------------------------

Income before taxes                                 12,571                265             (6,228)             6,608

    Provision (benefit) for income taxes             5,163                109             (2,559)             2,713
                                            ------------------------------------------------------------------------

    Net Income                                      $7,408              $ 156            $(3,669)            $3,895
                                            ------------------------------------------------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                         NON-
                                                                      SUBSIDIARY       GUARANTOR       CORPORATE       COMPANY
                                                                      GUARANTORS     SUBSIDIARIES    AND DIVISIONS      TOTAL
                                                                      ----------     ------------    -------------      -----
FY 2001
Cash flows from operating activities:
Net income                                                            $    9,826        $    995      $  (2,927)     $   7,894
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                          3,540             481           3,819         7,840
     Deferred Taxes                                                            -               -           1,155         1,155
     Tax benefit on exercise of stock options                                  -               -           3,108         3,108
     Amortization of excess of cost over net assets acquired                 224                             577           801
     Amortization of deferred financing costs                                  -               -           1,039         1,039
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                             (9,579)           1,856        (10,007)      (17,730)
       (Increase) decrease in non-current assets                               -               -             (9)           (9)
       Increase (decrease) in current liabilities                        (1,952)           (994)           7,126         4,180
       Increase (decrease) in  non-current liabilities                       286           (114)             266           438
                                                                ---------------------------------------------------------------

   Net cash provided by operating activities                               2,345           2,224           4,147         8,716

Cash flows from investing activities:
     Purchase of property, plant & equipment, net                        (2,704)           (152)         (3,763)       (6,619)
     Sale of restricted marketable securities, net                           460               -               -           460
                                                                ---------------------------------------------------------------

   Net cash used in investing activities                                 (2,244)           (152)         (3,763)       (6,159)

Cash flows from financing activities:
     Net increase in revolving credit facility                                 -               -           9,000         9,000
     Payments on bank term loan                                            (348)           (287)         (4,250)       (4,885)
     Principal payments on capital lease obligations                       (254)               -           (652)         (906)
     Dividend paid to parent company                                           -               -         (3,571)       (3,571)
                                                                ---------------------------------------------------------------

   Net cash provided by financing activities                               (602)           (287)             527         (362)

Cash and Cash Equivalents:
   Effect of exchange rate changes                                             -               -           (120)         (120)

   Increase (decrease) during the year                                     (501)           1,785            791         2,075

Cash, at beginning of year                                                   (3)             532             522         1,051
                                                                ---------------------------------------------------------------
Cash, at end of year                                                 $     (504)     $     2,317       $   1,313     $   3,126
                                                                ===============================================================

                                                                                         NON-          CORPORATE
                                                                      SUBSIDIARY       GUARANTOR          AND          COMPANY
                                                                      GUARANTORS     SUBSIDIARIES       DIVISIONS       TOTAL
                                                                      ----------     ------------    -------------      -----
FY 2000
Cash flows from operating activities:
Net income                                                            $   10,023     $     1,083     $   (1,088)     $  10,018
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                          3,523             260           4,315         8,098
     Deferred Taxes                                                            -               -           2,715         2,715
     Amortization of excess of cost over net assets acquired                 224                             577           801
     Amortization of deferred financing costs                                  -               -             985           985
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                             (7,881)               -           3,845       (4,036)
       (Increase) decrease in non-current assets                               -               -           (952)         (952)
       Increase (decrease) in current liabilities                        (2,333)           (712)         (2,844)       (5,889)
       Increase (decrease) in  non-current liabilities                         -               -           2,716         2,716
                                                                ---------------------------------------------------------------

   Net cash provided by operating activities                               3,556             631          10,269        14,456

Cash flows from investing activities:
     Acquisition of subsidiaries                                               -               -        (19,030)      (19,030)
     Purchase of property, plant & equipment, net                        (3,427)           (106)         (3,049)       (6,582)
     Sale of restricted marketable securities, net                             -               -             617           617
                                                                ---------------------------------------------------------------

   Net cash used in investing activities                                 (3,427)           (106)        (21,462)      (24,995)

Cash flows from financing activities:
     Net increase in revolving credit facility                                 -               -           3,000         3,000
     Issuance of Industrial Revenue Bond                                       -               -           4,800         4,800
     Proceeds from long tern debt                                              -               -           7,707         7,707
     Payments on bank term loan                                                -               -         (3,000)       (3,000)
     Principal payments on capital lease obligations                       (328)               -           (730)       (1,058)
                                                                ---------------------------------------------------------------

   Net cash provided by financing activities                               (328)               -          11,777        11,449

Cash and Cash Equivalents:
   Effect of exchange rate changes                                             -               -           (150)         (150)

   Increase (decrease) during the year                                     (199)             525             434           760

Cash, at beginning of year                                                   196               7              88           291
                                                                ---------------------------------------------------------------
Cash, at end of year                                                  $      (3)        $    532         $   522     $   1,051
                                                                ===============================================================

                                                                                         NON-
                                                                      SUBSIDIARY       GUARANTOR       CORPORATE       COMPANY
                                                                      GUARANTORS     SUBSIDIARIES    AND DIVISIONS      TOTAL
                                                                      ----------     ------------    -------------      -----
FY 1999
Cash flows from operating activities:
Net income                                                            $    7,408       $     156      $  (3,669)     $   3,895
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                          3,413               -           4,762         8,175
     Deferred Taxes                                                            -               -             562           562
     Amortization of excess of cost over net assets acquired                 224                             577           801
     Amortization of deferred financing costs                                  -               -             969           969
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                             (7,645)               -           3,570       (4,075)
       (Increase) decrease in non-current assets                               -               -           (777)         (777)
       Increase (decrease) in current liabilities                          (572)           (149)         (8,036)       (8,757)
       Increase (decrease) in  non-current liabilities                       559               -           2,353         2,912
                                                                ---------------------------------------------------------------

   Net cash provided by operating activities                               3,387               7             311         3,705

Cash flows from investing activities:
     Acquisition of subsidiaries                                               -               -        (11,088)      (11,088)
     Purchase of property, plant & equipment, net                        (3,869)               -         (5,565)       (9,434)
     Sale (purchase) of restricted marketable securities, net            (2,431)               -           1,318       (1,113)
                                                                ---------------------------------------------------------------

   Net cash used in investing activities                                 (6,300)               -        (15,335)      (21,635)

Cash flows from financing activities:
     Net increase in revolving credit facility                                 -               -           7,500         7,500
     Issuance of Industrial Revenue Bond                                   3,000               -               -         3,000
     Payments on bank term loan                                                -               -         (1,625)       (1,625)
     Principal payments on capital lease obligations                       (427)               -           (852)       (1,279)
                                                                ---------------------------------------------------------------

   Net cash provided by financing activities                               2,573               -           5,023         7,596

Cash and Cash Equivalents:
   Effect of exchange rate changes                                             -               -               -             -

   Increase (decrease) during the year                                     (340)               7        (10,001)      (10,334)

Cash, at beginning of year                                                   536               -          10,089        10,625
                                                                ---------------------------------------------------------------
Cash, at end of year                                                   $     196         $     7       $      88      $    291
                                                                ===============================================================

In connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). The interest rate on the Term Loans is based on LIBOR plus 2.5%. The applicable interest rate margin is determined on the first day of each fiscal period based on the Company's leverage ratio, as defined. The rate in effect at March 31, 2001 was 7.56%.

In connection with the purchase of Schaublin, the Company entered into a bank credit facility (the "Swiss Credit Facility") with Credit Suisse providing for 10,000 Swiss Francs, or approximately $5,734 of term loans (the "Swiss Term Loans") and up to 1,000 Swiss Francs, or approximately $573, of revolving credit loans and letters of credit (the "Swiss Revolving Credit Facility"). Also in connection with the purchase of Schaublin, the Company entered into a two-year term loan (the "Schaublin Loan") with the Seller for 794 Swiss Francs, or approximately $454.

In connection with the purchase of Tyson, the company entered into a loan with the former owner of Tyson for the purchase of certain leasehold improvements, which are included in the property, plant and equipment assets. This loan bears interest at 9.0% and is paid monthly. The term of the loan is for 75 months, and will end in June 2005.

At March 31, 2001, $18,906 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds ($18,778), described below, and trade import letters of credit ($128). A letter of credit fee of 2.5% per annum payable quarterly in arrears is required on the outstanding amount of the letter of credit. As of March 31, 2001 the Company had the ability to borrow up to an additional $15,594 under the Revolving Credit Facility. Borrowings outstanding under this facility as of March 31, 2001 were $19,500. A commitment fee of 0.5% per annum payable quarterly in arrears is required on the unused portion of the Revolving Credit Facility.

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

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority ("SC JEDA") which provides for borrowings up to $10,700 under two industrial development revenue bonds and during fiscal 1999 the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (the "Bonds" or "IRBs"). Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provides for borrowings up to $4,800 under an industrial development revenue bond. The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. As of March 31, 2001, $15,959 of the proceeds have been expended, and the remaining $4,041 (including accumulated interest of $1,500) is invested by the trustee in marketable securities. The Series 1994 A and B and the Series 1999 SC JEDA Bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The letter of credit is equal to the aggregate principal amounts of the bonds plus not less than forty-five days' interest thereon, calculated at 12% per annum ($13,899). The Series 1999 California Infrastructure and Economic Development Bank bond is likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The Company's obligation to its lenders is secured pursuant to the provisions of the Credit Facility and is equal to the aggregate principal amounts of the bond plus not less than fifty days' interest thereon, calculated at 12% per annum ($4,879).

The balances payable under all borrowing facilities are as follows:

                                                                                   MARCH 31, 2001    APRIL 1, 2000
                                                                                   --------------    -------------
SENIOR SUBORDINATED NOTES PAYABLE                                                        $110,000         $110,000

CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable monthly
and quarterly for prime and LIBOR-based elections, respectively                             6,625           10,875

Revolving Credit Facility borrowings outstanding                                           19,500           10,500

SWISS CREDIT FACILITY

Term Loan, payable in quarterly installments of approximately $287, commencing
March 2001, increasing thereafter to approximately $430 from March 2004 with final
payment due December 31, 2004; bears interest at variable rates, payable quarterly          5,461            6,031

SCHAUBLIN NOTE

Term Loan, due December, 2001, bears interest at 5%                                           454              737

OTHER LOANS                                                                                   876              939

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on
September 1, 2017; bears interest at a variable rate, payable monthly
through December 2017                                                                       7,700            7,700

Series  1994 B  bears  interest  at a  variable  rate,  payable  monthly
through December 2017                                                                       3,000            3,000
Series 1998 tax-exempt industrial development bonds; bear interest at
variable rates, payable monthly through December 2021                                       3,000            3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                              4,800            4,800
                                                                                          -------          -------

TOTAL DEBT                                                                                161,416          157,582

LESS:  CURRENT PORTION                                                                     26,631           15,331
                                                                                         --------         --------

LONG-TERM DEBT                                                                           $134,785         $142,251
                                                                                         ========         ========

The current portion of long-term debt for the year ended March 31, 2001 includes $19,500 borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

Maturities of long-term debt during each of the following five fiscal years and thereafter are as follows:

                2002                $     26,631
                2003                       2,998
                2004                       1,712
                2005                       1,516
                2006                          59
                Thereafter               128,500
                                         -------
                Total               $    161,416
                                       =========

The estimated fair value of the Company's debt approximates the carrying value as of March 31, 2001 and April 1, 2000.

6.  OBLIGATIONS UNDER CAPITAL LEASES

Machinery and equipment additions under capital leases amounted to $79, $750 and $422 in fiscal 2001, 2000 and 1999, respectively. The average imputed rate of interest on these leases is 7.2% in each of the three fiscal years ended March 31, 2001.

Included in property, plant and equipment are the following assets held under capital leases as of:


                                                MARCH 31,         APRIL 1,
                                                   2001             2000
                                               -------------    -------------
       Machinery and equipment                    $7,581           $7,497
       Accumulated depreciation                   (5,459)          (5,176)
                                                  --------         -------
       Net capital lease assets                   $2,122           $2,321
                                                  ========         ======


Future minimum lease payments of assets under capital leases at March 31, 2001 are as follows:

       2002                                                 $     819
       2003                                                       598
       2004                                                       144
       2005                                                         4
                                                           -----------
          Total minimum lease payments                          1,565
       Less:   amount representing interest                       112
                                                           -----------
       Present value of net minimum lease payments              1,453

       Less:  current maturities                                  726
                                                           -----------
          Non-current capital lease obligations             $     727
                                                           ==========

7.        PENSION PLANS

At March 31, 2001, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Bremen, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

Plan assets are comprised primarily of U.S. government securities, corporate bonds, and stocks. The plans provide benefits of stated amounts based on a combination of an employee's age and years of service.

The following tables set forth net periodic benefit cost of the Company's plans, and total pension benefit expense for the three fiscal years in the period ended March 31, 2001:

Components  of net periodic benefit cost:                            2001                2000                 1999
                                                                     ----                ----                 ----
    Service cost                                                    $ 283                $ 288               $ 361

    Interest cost                                                     813                  718                 621
    Actual return on plan assets                                   (1,039)                (979)               (869)
    Amortization of prior service cost and deferrals                  (29)                 (59)                (75)
    Amortization of (gains) losses                                    (43)                  --                  --
     Plan administrative expenses                                     103                   79                  --
                                                                     ----                 ----                -----
    Net periodic benefit cost of the Company's plans                 $ 88                 $ 47                $ 38
                                                                     ====                 ====                ====

The following tables set forth the funded status of the Company's pension benefit plans, the amount recognized in the balance sheets of the Company at March 31, 2001 and April 1, 2000 and the principal weighted-average assumptions inherent in their determination:

Change in benefit obligation:                                        2001                 2000
                                                                     ----                 ----
         Benefit obligation at beginning of year                    $ 10,129            $ 9,585
         Service cost                                                    283                288
         Interest cost                                                   813                718
         Plan amendments                                                  --                179
         Actuarial  loss/(gain)                                          953               (208)
         Benefits paid                                                  (586)              (433)
                                                                    ---------           --------
         Benefit obligation at end of year                            11,592             10,129
                                                                    ---------            -------

Change in plan assets:
         Fair value of plan assets at beginning of year               11,854              11,087
         Actual return on plan assets                                    (77)              1,343
         Employer contributions                                           71                  --
         Benefits paid                                                  (586)               (433)
         Administrative expense                                         (100)               (143)
                                                                    ---------           --------
         Fair value of plan assets at end of year                      11,162             11,854
                                                                    ---------           --------

Reconciliation of funded status at end of year:

         Funded status                                                   (430)             1,725
         Unrecognized prior service cost                                 (248)              (584)
         Unrecognized actuarial net loss/(gain)                           359             (1,443)
                                                                    ---------           --------
         Accrued benefit cost                                          $ (319)            $ (302)
                                                                    =========          ========

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the funded status information were as follows:

                                                                      2001               2000              1999
                                                               ----------------------------------------------------------
Discount rate                                                          7.50%              7.75%             7.00%
Expected long-term rate of return on plan assets                       9.00%              8.50%             9.00%

In addition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by participants through employee contributions and by Company contributions equal to a percentage of eligible employee compensation. Employer contributions under this plan amounted to $1,055, $1,026 and $1,439 in fiscal 2001, 2000 and 1999, respectively.

Effective September 1, 1996 the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employees' annual salary, which vest in full after three years of service following the effective date of the SERP. Employer contributions under this plan amounted to $88, $87 and $64 in fiscal 2001, 2000 and 1999, respectively.

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


                                                         ---------------------------------
                                                           FISCAL YEAR     FISCAL YEAR
                                                              2001             2000
                                                         ---------------------------------
Accrued Benefit Cost at Beginning of Year                     $2,694           $2,557
Net Periodic Benefit Cost                                        270              270
Actual Benefit Payments                                         (166)            (133)
                                                             -------          -------
Accrued Benefit Cost at Year End                              $2,798           $2,694
                                                             =======          =======

The net periodic postretirement benefit costs are as follows:

                                                                                          FISCAL YEAR ENDED
                                                                           --------------------------------------------------
                                                                                MARCH 31,        APRIL 1,        APRIL 3,
                                                                                  2001            2000            1999
                                                                           --------------------------------------------------
    Service cost                                                                 $ 53             $ 59            $ 70
    Interest cost                                                                 256              233             179
    Prior service cost amortization                                               (88)             (22)           (135)
    Amount of loss/(gain) recognized                                               50               --              --
                                                                           --------------------------------------------------
                                                                                 $271             $270            $114
                                                                           ==================================================


The Company has contractually capped its liability for certain groups of future retirees. As a result, there is no health care trend associated with these groups. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 4.3% for these plans; the annual service and interest cost components in the aggregate would not be materially affected. The discount rate used in determining the accumulated postretirement benefit obligation for the plans was 7.5% for fiscal year 2001, 7.75 for fiscal year 2000 and 7% for fiscal year 1999.

9.       INCOME TAXES

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis.

The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:


                                                                              FISCAL YEAR ENDED
                                                               -----------------------------------------------------
                                                                  MARCH 31,         APRIL 1,          APRIL 3,
                                                                     2001              2000            1999
                                                               -----------------------------------------------------
            Federal statutory tax rate                               34.0%             34.0%           34.0%
            State income taxes - net of federal tax benefit           3.5%              1.1%            5.5%
            Amortization of non-deductible goodwill                   1.5%              3.5%            3.0%
            Other non-deductible items                                0.8%              0.8%           (1.5%)
                                                               -----------------------------------------------------
                   Effective tax rate                                39.8%             39.4%            41.0%
                                                               =====================================================

The income tax provision consisted of:

                                                                               FISCAL YEAR ENDED
                                                             ----------------------------------------------------
                                                                MARCH 31,         APRIL 1,          APRIL 3,
                                                                   2001              2000             1999
                                                             ----------------------------------------------------
Current:
     Federal                                                      $ 3,299          $ 2,878          $ 1,654
     State                                                            503              724              540
     Foreign                                                          276               80               --
                                                             ----------------------------------------------------
     Total Current                                                  4,078            3,682            2,194
Deferred                                                            1,155            2,695              519
                                                             ----------------------------------------------------
Total                                                             $ 5,233          $ 6,377          $ 2,713

The net deferred tax asset, for which no valuation allowance has been established, consists of the following:

                                                                         FISCAL YEAR ENDED
                                                                 -----------------------------------
                                                                     MARCH 31,         APRIL 1,
                                                                        2001             2000
                                                                 -----------------------------------
Postretirement benefits                                               $  1,272           $ 1,228
Employee compensation accruals                                             777               717
Property, plant and equipment                                           (2,890)           (2,400)
Unremitted foreign earnings                                             (1,117)             (503)
Amortizable excess purchase price                                         (380)             (241)
Other, net                                                               4,459             2,195
                                                                 -----------------------------------
Net deferred tax asset                                                $  2,121            $  996
                                                                 ===================================

In fiscal 2001 and fiscal 2000, a component of deferred tax assets was related to the recording of certain liabilities in connection with purchase accounting.

10.  STOCKHOLDER'S EQUITY

The Company has 100 shares of Common Stock par value $.01 per share outstanding, all of which is owned by Holdings.

All issuances and redemptions of equity by Holdings are shown on the financial statements of the Company as dividends paid to and capital contributions from Holdings.

A summary of the status of Holdings' warrants and stock options outstanding as of March 31, 2001, April 1, 2000 and April 3, 1999 (including activity other than related to compensation) and changes during the years ending on those dates is presented below:

                                              NUMBER OF CLASS A COMMON SHARE
                                                     WARRANTS/OPTIONS
                                              --------------------------------
 Outstanding, March 28, 1998                           15,828.50

 Awarded fiscal 1999                                      471.50

 Cancelled fiscal 1999                                  (100.00)
                                                      ----------

 Outstanding, April 3, 1999                            16,200.00

 Awarded fiscal 2000                                      201.00
                                                      ----------

 Outstanding, April 1, 2000                            16,401.00

 Awarded fiscal 2001                                      106.00

 Exercised fiscal 2001                               (12,056.60)

 Cancelled fiscal 2001                                   (56.20)

 Converted from Class B fiscal 2001                     1,666.67
                                                      ----------

 Outstanding, March 31, 2001                            6,060.87
                                                      ----------

                                         NUMBER OF SUPERVOTING CLASS B
                                             COMMON SHARE WARRANTS
                                        --------------------------------
      Outstanding, March 28, 1998                10,077.40

Awarded in fiscal 1999                                  --

Outstanding April 3, 1999                        10,077.40

Awarded fiscal 2000                                     --

Outstanding, April 1, 2000                       10,077.40

Awarded fiscal 2001                                     --

Converted to Class A fiscal 2001                (1,666.67)

Exercised fiscal 2001                           (2,919.27)
                                                ----------

Outstanding March 31, 2001                        5,491.46
                                                ----------


In connection with the Recapitalization, as described in Note 1, Holdings issued warrants to purchase 1,250 shares of Class B Common Stock, par value $.01 per share, of Holdings at an exercise price of $514 per share to the Company's Chairman. In addition, a new group of investors (who were not previously stockholders of Holdings) were issued 6,731 warrants to purchase Class A Common Stock of Holdings. In fiscal 1998, fiscal 1999, fiscal 2000 and fiscal 2001, an additional 340.5, 62, 33.5 and 106 warrants were issued, respectively, to this new group of investors in respect of an anti-dilution protection pursuant to issuance of options under the stock option plan. These warrants were exercised in fiscal 2001.

STOCK BASED COMPENSATION

Management participates in Holdings' stock compensation plan. Holdings has issued warrants to purchase shares of Class B Supervoting Common Stock to Dr. Hartnett. All other warrants and options are to purchase Class A common stock.

In fiscal 1999, Holdings issued 409.5 options to management (100 of which were subsequently cancelled) to acquire Class A Common Stock. The term of the options are 10 years from the date of issuance and they are exercisable at $514 per share, the estimated fair market at the time of grant.

In fiscal 2000, Holdings issued 167.5 options to acquire Class A Common Stock to management. The term of the options are 10 years from the date of issuance and they are exercisable at $514 per share, the estimated fair market value at the time of grant.

No options were issued to management in fiscal 2001. Members of management left during fiscal 2001 without exercising the vesting portion of 56.2 options.

The following table summarizes information about compensation related stock options and warrants outstanding at March 31, 2001:

                      OPTIONS/WARRANTS OUTSTANDING                                OPTIONS/WARRANTS EXERCISABLE
------------------------------------------------------------------------- ----------------------------------------------
     EXERCISE PRICE          OPTIONS/WARRANTS        WEIGHTED AVERAGE       OPTIONS/WARRANTS        WEIGHTED AVERAGE
                               OUTSTANDING           CONTRACTUAL LIFE          EXERCISABLE           EXERCISE PRICE
------------------------- ----------------------- ----------------------- ---------------------- -----------------------
CLASS A

          $100                   4,768.47                10 years               4,768.47                  $100

          $514                   1,292.40                10 years               1,292.40                  $514

CLASS B

          $100                   4,241.46                10 years               4,241.46                  $100

          $514                   1,250.00                10 years               1,250.00                  $514

The Company accounts for these options and warrants using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

                                                                      NET INCOME
                                ----------------------------------------------------------------------------------------
                                            2001                         2000                          1999
                                ----------------------------- ---------------------------- -----------------------------
As Reported                                $7,894                       $10,018                       $3,895
Pro Forma                                  $7,858                       $9,975                        $3,834

The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes warrant pricing model with the following weighted-average assumptions: risk free interest rate used was 5.7% for fiscal 2000 and 6.2% for fiscal 1999; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .44% and a weighted-average expected life of the warrants of three years. There were no issuances during fiscal 2001 that qualified for measurement as compensatory options or warrants.

The Black-Scholes warrant pricing model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable. In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Holdings warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value, estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases factory facilities under non-cancelable operating leases, which expire on various dates through February 2009 with rental expense aggregating $1,204, $779 and $508 in fiscal 2001, 2000 and 1999, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for 2001, 2000 and 1999 aggregated $815, $481 and $395, respectively.

The Company entered into an agreement with Whitney whereby a quarterly management services fee is paid for certain consulting and management advisory services, as directed by the board of directors of the Company and agreed by Whitney. Such ongoing fees aggregated $75 for fiscal 2001.

The aggregate future minimum lease payments under leases are as follows:

                  2002                           $2,065
                  2003                            1,900
                  2004                            1,471
                  2005                            1,179
                  2006                              907
                  Thereafter                      2,799
                                                -------
                  Total                         $10,321
                                                =======

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial statements of the Company.

Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and rededication plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. Since then, the Company has been working with CTDEP in an effort to develop data showing that no further remedial action is necessary. While the Company believes that its total investigation and cleanup costs will not exceed $200 Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200 estimate.

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

12.  OTHER EXPENSE, NET OF OTHER INCOME

Other expense, net of other income, is comprised of the following:

                                                                          FISCAL YEAR ENDED
                                                         ---------------- ---------------- -----------------
                                                             MARCH 31,         APRIL 1,         APRIL 3,
                                                               2001             2000             1999
                                                         ---------------- ---------------- -----------------
Amortization of goodwill and
  certain intangible assets                                   $  801             $ 801            $ 801
Royalty income                                                   (19)              (76)             (99)
Other income                                                      (6)              (16)             (16)
                                                         ---------------- ---------------- -----------------
                                                              $  776             $ 709            $ 686
                                                         ---------------- ---------------- -----------------

13.      SEGMENT INFORMATION

In 1998, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. The objective of this Statement is to present disaggregated information about segments of a business enterprise to produce information about the types of activities in which and enterprise is engaged in and the economic environment in which those activities are carried out. The Company operates in a single reportable segment; the manufacture and distribution of various types of bearing products. No detailed segment data is required to be disclosed under this pronouncement. As it relates to geographical data, during fiscal year 2001 and 2000, the Company's Schaublin operations, based in Delemont, Switzerland, produced $16.0 million and $8.7 million in foreign sales, respectively, and had long-lived assets of $3.2 million and $3.9 million at March 31, 2001 and April 1, 2000, respectively.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Year Ended March 31, 2001:
                                  Q1                 Q2                Q3                Q4                FISCAL 2001
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Net Sales                         $ 43,861           $ 41,160          $ 40,150          $ 51,264          $ 176,435
-------------------------------------------------------------------------------------------------------------------------
Operating income                  $  7,653           $  6,877          $  6,187          $ 11,686          $  32,403
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                 $  2,355           $  1,979          $   (642)         $  4,202          $   7,894
-------------------------------------------------------------------------------------------------------------------------

Year Ended April 1, 2000:
-------------------------------------------------------------------------------------------------------------------------
                                  Q1                 Q2                Q3                Q4                FISCAL 2000
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Net Sales                         $ 42,971           $ 41,228          $ 41,326          $ 51,623          $ 177,148
-------------------------------------------------------------------------------------------------------------------------
Operating income                  $  5,747           $  7,491          $  6,509          $ 11,692          $  31,439
-------------------------------------------------------------------------------------------------------------------------
Net income                        $  1,459           $  2,137          $  1,576          $  4,846          $  10,018
-------------------------------------------------------------------------------------------------------------------------

Year Ended April 3, 1999:
-------------------------------------------------------------------------------------------------------------------------
                                  Q1                 Q2                Q3                Q4                FISCAL 1999
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Net Sales                         $ 37,480           $ 36,001          $ 34,063          $ 40,388          $ 147,932
-------------------------------------------------------------------------------------------------------------------------
Operating income                  $  5,379           $  4,912          $  4,368          $  6,414          $  21,073
-------------------------------------------------------------------------------------------------------------------------
Net income                        $  1,143           $    686          $    416          $  1,650          $   3,895
-------------------------------------------------------------------------------------------------------------------------


ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of Holdings, the Company and the Company's subsidiaries. Each director is elected for a one year term or until such person's successor is duly elected and qualified.


Dr. Michael Hartnett    55          Chairman, President and Chief Executive
                                    Officer of Holdings and the Company,
                                    Chairman and President of ITB, President of
                                    Nice and LLP, Director of the Company, ITB,
                                    Nice, LLP, Bremen, Miller, Tyson and
                                    Schaublin

Anthony S. Cavalieri    54          Vice President and Chief Financial Officer
                                    of Holdings and the Company, Chief Financial
                                    Officer of ITB, Nice, LLP, Bremen, Miller,
                                    Tyson and Schaublin

Michael S. Gostomski    50          Executive Vice President, Mergers and
                                    Acquisitions of Holdings, the Company, ITB,
                                    Nice and LLP, Executive Vice President of
                                    Bremen, Miller, Tyson and Schaublin,
                                    Secretary of Nice and LPP

Richard J. Edwards      45          Vice President of Holdings and the Company,
                                    General Manager of the RBC division

Christopher  Thomas     46          Vice President, Business Development of
                                    Holdings and the Company

Edward J. Trainer       57          Secretary of Holdings, the Company and ITB

Kurt B. Larsen          37          Director of Holdings and the Company

Robert Anderson         81          Director of Holdings and the Company

William E. Myers, Jr.   41          Director of Holdings and the Company

Richard R. Crowell      46          Director of Holdings and the Company

Mitchell I. Quain       49          Director of Holdings and the Company

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

         The Boards of Directors of Holdings and the Company currently consist of Dr. Hartnett and Messrs. Larsen, Myers, Quain, Anderson and Crowell. Dr. Hartnett is the sole director of ITB, Nice, LPP, Bremen, Miller and Tyson.

         Members of the Boards of Directors of Holdings and the Company currently do not receive any compensation for their service as directors but are reimbursed by the Company for any expenses incurred in attending meetings of the Boards or otherwise performing their duties for the Company and Holdings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company in fiscal years 2001, 2000 and 1999 to Dr. Hartnett, its Chairman, President and Chief Executive Officer, and the next four highly paid executive officers of the Company (the "Named Executive Officers"). (Amounts shown below are in dollars.)

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                                      LONG TERM           ALL OTHER
                                                                                                   COMPENSATION        COMPENSATION

NAMES & PRINCIPAL POSITION     FISCAL  SALARY               BONUS              OTHER ANNUAL        SECURITIES
                               YEAR                                            COMPENSATION        UNDERLYING OPTIONS
DR. MICHAEL J. HARTNETT,       2001    $493,706(a)(b)       $333,168(c)        $    34,718 (d)
CHAIRMAN, PRESIDENT AND        2000    $432,186(a)(b)       $393,750(e)        $    35,856 (f)
CHIEF EXECUTIVE OFFICER        1999    $375,000(a)(b)       $736,058(g)        $   686,071 (h)     92.5 (w)


MICHAEL S. GOSTOMSKI,          2001    $160,407 (a)         $  35,000(c)       $   14,791 (i)
EXECUTIVE VICE PRESIDENT,      2000    $159,500 (a)         $  90,000(j)       $   14,377 (k)
MERGERS & ACQUISITIONS         1999    $159,500 (a)         $  50,000(l)       $   15,017 (m)


ANTHONY S. CAVALIERI,          2001    $154,350 (a) (b)     $ 60,000(c)        $   21,810 (n)
VICE PRESIDENT AND CHIEF       2000    $151,900 (a) (b)     $ 40,000(j)        $   17,797 (o)
FINANCIAL OFFICER              1999    $147,000 (a) (b)     $50,000 (l)        $   18,185 (p)


RICHARD J. EDWARDS,            2001    $148,000 (a) (b)     $ 75,000(c)        $   18,219 (q)
VICE PRESIDENT AND GENERAL     2000    $142,000 (a) (b)     $ 30,000(j)        $   16,851 (r )
MANAGER, RBC & TYSON           1999    $136,750 (a) (b)     $ 50,000(l)        $   19,763 (S)      100 (x)
DIVISIONS

CHRISTOPHER THOMAS             2001    $154,783 (a) (b)     $ 42,500(c)        $   17,867 (t)
VICE PRESIDENT -               2000    $148,000 (a) (b)     $ 32,000(j)        $   18,033 (u)
BUSINESS DEVELOPMENT           1999    $140,000 (a) (b)     $ 15,000(l)        $   17,105 (v)



(a) Includes amounts deferred by the executive pursuant to the Company's 401(k) Plan (as defined herein).

(b) Includes amounts deferred by the executive pursuant to the Company's SERP (as defined herein).

(c) Bonus earned in fiscal 2000 and paid in fiscal 2001. Bonus for fiscal 2001 will be paid in fiscal 2002.

(d) Consists of (I) $20,523 paid by the Company to lease vehicles for Dr. Hartnett's use and (ii) $2,666 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $11,529 contributed by the Company to Dr. Hartnett's SERP account.

(e) Bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus for fiscal 2000 will be paid in fiscal 2001.

(f) Consists of (i) $10,104 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $5,240 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $20,512 contributed by the Company to Dr. Hartnett's SERP account.

(g) Includes (i) bonus of $361,058 earned in fiscal 1997 and paid in fiscal 1999, and (ii) bonus of $375,000 earned in fiscal 1998 and paid in fiscal 1999.

(h) Consists of (i) $20,446 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $5,000 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $9,626 contributed by the Company to Dr. Hartnett's SERP account and (iv) includes $651,000 paid to Dr. Hartnett in reimbursement of tax liabilities resulting from certain payments made to Dr. Hartnett, and the repurchase by the Company of certain warrants to purchase Common Stock of the Company from Dr. Hartnett, in each case in connection with the Recapitalization.

(i) Consists of (i) $9,906 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $4,885 contributed by the Company to Mr. Gostomski's 401(k) plan.

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

(n) Consists of (i) $7,308 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $5,250 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,915 contributed by the Company to Mr. Cavalieri's SERP account.

(o) Consists of (i) $6,305 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $4,798 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,695 contributed by the Company to Mr. Cavalieri's SERP account.

(p) Consists of (i) $6,270 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $5,000 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,915 contributed by the Company to Mr. Cavalieri's SERP account.

(q) Consists of (i) $10,387 paid by the Company to lease a car for Mr. Edwards's use, (ii) $5,703 contributed by the Company to Mr. Edwards's 401(k) plan account and (iii) $2,129 contributed by the Company to Mr. Edwards's SERP account.

(r) Consists of (i) $9,439 paid by the Company to lease a car for Mr. Edwards's use, (ii) $4,302 contributed by the Company to Mr. Edwards' (401(k) plan account, and (iii) $3,110 contributed by the Company to Mr. Edwards' SERP account.

(s) Consists of (i) $10,411 paid by the Company to lease a car for Mr. Edwards's use, (ii) $4,727 contributed by the Company to Mr. Edwards' (401(k) plan account, and (iii) $4,625 contributed by the Company to Mr. Edwards' SERP account.

(t) Consists of (i) $8,224 paid by the Company to lease a car for Mr. Thomas's use (ii) $4,943 contributed by the Company to Mr. Thomas's 401(k) Plan account and (iii) $4,700 contributed by the Company to Mr. Thomas's SERP account.

(u) Consists of (i) $9,000 paid by the Company to lease a car for Mr. Thomas's use (ii) $4,521 contributed by the Company to Mr. Thomas's 401(k) Plan account and (iii) $4,512 contributed by the Company to Mr. Thomas's SERP account.

(v) Consists of (i) $9,587 paid by the Company to lease a car for Mr. Thomas's use (ii) $3,643 contributed by the Company to Mr. Thomas's 401(k) Plan account, and (iii) $3,875 contributed by the Company to Mr. Thomas's SERP account.

(w) Options granted as a member of the Board of Directors. Options with respect to 62.5 of such shares are exercisable as of the date hereof.

(x) Options granted under the Stock Option Plan. Options with respect to 66.7 of such shares are exercisable as of the date hereof.

OPTION GRANTS IN FISCAL 2001

         No options were granted to any of the Named Executive Officers in fiscal 2001. However, in connection with the Whitney Transaction, the vesting period for options to purchase 75.01 shares of Holdings Class A Common Stock was accelerated. Additionally, warrants to purchase 106 shares of Class A Common Stock were issued pursuant to certain anti-dilution provisions of the warrants.

         The following information is furnished for the fiscal year ended March 31, 2001 with respect to the Named Executive Officers of the Company for unexercised stock options and warrants at March 31, 2001:

                    FISCAL YEAR-END OPTION AND WARRANT VALUES

                                    NUMBER OF SECURITIES UNDERLYING
                                   UNEXERCISED WARRANTS AT MARCH 31,      VALUE OF UNEXERCISED IN-THE-MONEY
                                           2001 EXERCISABLE/                  WARRANTS AT MARCH 31, 2001
                                             UNEXERCISABLE                  EXERCISABLE/UNEXERCISABLE (a)
--------------------------------- ------------------------------------- ---------------------------------------
Dr. Michael J. Hartnett (b)                                 7,250.63/0                       $20,603,936.05/$0
Michael S. Gostomski                                               0/0                                   $0/$0
Anthony S. Cavalieri                                           130.3/0                          $326,314.20/$0
Richard J. Edwards                                             625.2/0                        $1,783,139.92/$0
Christopher Thomas                                               265/0                          $663,647.45/$0
Edward J. Trainer                                                  0/0                                   $0/$0

(a)  Based upon a per share price of $3,018.33.

(b) The options and warrants are held directly by Dr. Hartnett and indirectly through Hartnett Family Investments, L.P. Dr. Hartnett beneficially owns such options and warrants.


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

         Options granted under the Stock Option Plan may be exercised during the period set forth in the agreement pursuant to which the options are granted, but in no event more than ten years following grant.

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

         The Holdings Board has the right to establish such rules and regulations concerning the Stock Option Plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

         As of June 27, 2001, there were outstanding options to purchase 1,292.4 shares of Class A Common Stock granted under the Stock Option Plan, all of which were exercisable.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In fiscal 2001, there was no compensation committee of the Board of Directors of Holdings (the "Board"). No member of the Board was involved in an interlocking relationship or insider participation with respect to the compensation committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         As of June 22, 2001, there were 100 shares of common stock, par value $.01 per share, of the Company outstanding, all of which were owned by Holdings and pledged by Holdings to the holders of the Discount Debentures. The following table lists, as of June 29, 2001, all shares of Holdings Class A Common Stock and Holdings Class B Common Stock beneficially owned by (i) each director of the Company, (ii) the Named Executive Officers, (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of any class of common stock of Holdings at such date and
(iv) all directors and executive officers of Holdings and the Company as a group (12 persons). As of May 15, 2001, there were 24,754.608 shares of Class A Common Stock and 1 share of Class B Common Stock outstanding. Additionally, as of such date, there were outstanding warrants and options to purchase up to an additional 6,060.87 shares of Class A Common Stock and 5,491.46 shares of Class B Common Stock, all of which were exercisable within 60 days of such date.


               STOCKHOLDER (a)                NUMBER OF SHARES (a)      PERCENTAGE OF CLASS
               ---------------                --------------------      -------------------
   Dr. Michael J. Hartnett(b)                          7, 251.63(c)              19.96%(d)

   Michael S. Gostomski                                     0                    *

   Anthony S. Cavalieri                                  130.3(e)                *

   Richard J. Edwards                                    625.2(f)                1.72%

   William E. Myers                                     1030.3(g)                2.84%
   Two North Lake Avenue
   Pasadena, California 91101

   Kurt Larsen                                           153.3(h)                *
   P.O. Box 692547
   Park City, Utah 84068

   Mitchell Quain                                        256.6(i)                *
   55 East 52nd Street
   37th Floor
   New York, New York 10055

   Robert Anderson                                       48.2(j)                 *

   Richard Crowell                                       48.2(k)                 *

   Christopher Thomas                                     265(l)                 *

   Edward J. Trainer                                      28.634                 *

   Whitney Acquisition II, Corp.                        23,682.65                65.23%
   177 Broad Street
   Stamford, Connecticut 06901



   William F. Dawson, Jr.                              23,682.65(m)              65.23%
   177 Broad Street
   Stamford, Connecticut 06901

   All directors and officers as a group              33,520.014(n)              92.25%
   (12 persons)

*Less than 1%

(a) Except where otherwise indicated, (i) shares of common stock are of Class A Common Stock (ii) warrants are to purchase shares of Class A Common Stock and (iii) the address for each stockholder is c/o the Company at 60 Round Hill Road, P.O. Box 430, Fairfield, Connecticut 06430.

(b) The shares are held directly by Dr. Hartnett and indirectly through Hartnett Family Investments, L.P. Dr. Hartnett beneficially owns such shares.

(c) Consists of (i) 1 share of Class B Common Stock, (ii) warrants to purchase up to 5,455.46 shares of Class B Common Stock, (iii) options granted under the Stock Option Plan to purchase up to 92.5 shares of Class A Common Stock and (iv) warrants to purchase 1,666.67 shares of Class A Common Stock.

(d) Represents 100% of the outstanding shares of Class B Common Stock and 19.96% of all outstanding shares of common stock of any class. Shares of Class B Common Stock are convertible into shares of Class A Common Stock one a one-for-one basis. Through the ownership of Class B Common Stock, Dr. Hartnett has the power to control a majority of the voting power of all voting securities of Holdings. See "Item 13. Certain Relationships and Related Transactions.

(e)  Consists of options granted under the Stock Option Plan.

(f) Consists of warrants to purchase 525.2 shares of Class A Common Stock and options to purchase 100 shares of Class A Common Stock granted under the Stock Option Plan.

(g)  Consists of warrants to purchase Class A Common Stock.

(h) Includes (i) options to purchase 48.2 shares of Class A Common Stock granted under the Stock Option Plan, (ii) 52.1 shares of Class A Common Stock held by Kristen Larsen, the wife of Mr. Larsen, which may be deemed to be owned by Mr. Larsen and (iii) 53 shares of Class A Common Stock held by the Aurora Capital Partners 401(k) Plan for the benefit of Mr. Larsen.

(i) Includes warrants to purchase 164.1 shares of Class A Stock and options to purchase 92.5 shares of Class A Common Stock granted under the Stock Option Plan.

(j)  Consists of options granted under the Stock Option Plan.

(k)  Consists of options granted under the Stock Option Plan.

(l)  Consists of options granted under the Stock Option Plan.

(m) Consists of shares of Class A Common Stock owned by Whitney Acquisition II, Corp. To the extent that the stockholder participates in the process to vote or to dispose of any shares or warrants held by Whitney Acquisition II, Corp., he may be deemed under such circumstances for the purposes of
     Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be the beneficial owner of such securities. The stockholder disclaims beneficial ownership of securities held by Whitney Acquisition II, Corp.

(n) Includes (i) (1) 133.734 shares of Class A Common Stock, (2) 1 share of Class B Common Stock, (3) warrants to purchase 3,386.27 shares of Class A Common Stock, (4) warrants to purchase 5,491.46 shares of Class B Common Stock, and (5) options to purchase 824.9 shares of Class A Common Stock granted under the Stock Option Plan, held by members of management and (ii) 23,682.65 shares of Class A Common Stock held by Whitney Acquisition II, Corp.

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

In connection with the Whitney transaction, the vesting period for options to purchase 75.01 shares of Holdings Class A Common Stock was accelerated. Additionally, warrants to purchase 106 shares of Class A Common Stock were issued pursuant to certain anti-dilution provisions.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON  FORM 8-K


Consolidated Statement of Operations for Each of the Fiscal Years
         in the Three-Year Period Ended March 31, 2001                                  Part II  Item 8

Consolidated Balance Sheet at March 31, 2001, April 1, 2000 and April 3, 1999           Part II  Item 8

Consolidated Statement of Cash Flows for Each of the Fiscal Years
         in the Three-Year Period Ended March 31, 2001                                  Part II  Item 8

Consolidated Statement of Stockholder's (Deficit) Equity for Each of
         the Fiscal Years in the Three-Year Period Ended March 31, 2001                 Part II  Item 8

Notes to Consolidated Financial Statements                                              Part II  Item 8

Report of Independent Public Accountants                                                Part II  Item 8

ITEM 21.       EXHIBITS AND FINANCIAL SCHEDULES

         (a)      Exhibits.
                                  EXHIBIT INDEX

EXHIBIT                               DESCRIPTION OF DOCUMENT
NUMBER                                -----------------------
-------
3.1*               Amended and Restated Certificate of Incorporation, dated June
                   23, 1997, of Roller Bearing Company of America, Inc.
                   ("RBCA").

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

10.7**             Asset Purchase Agreement by and among BFM Aerospace
                   Corporation, Ground Support, Inc., RBC Transport Dynamics
                   Corporation and Holdings, dated as of October 26, 1992.



EXHIBIT                               DESCRIPTION OF DOCUMENT
NUMBER                                -----------------------
-------
10.8**             Asset Purchase Agreement by and among BFM Aerospace
                   Corporation, BFM Transport Dynamics Corporation, RBC
                   Transport Dynamics Corporation and Holdings, dated as of
                   October 26, 1992.

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

10.22**            Loan Agreement, dated as of September 1, 1994, between the
                   Authority and RBCA, with respect to the Series 1994B Bonds.

10.23**            Trust Indenture, dated as of September 1, 1994, between the
                   Authority and Bond Trustee, with respect to the Series 1994B
                   Bonds.



EXHIBIT                               DESCRIPTION OF DOCUMENT
NUMBER                                -----------------------
-------
10.24**            Collective Bargaining Agreement between Heim, the
                   International Union, United Automobile, Aerospace and
                   Agricultural Implement Workers of America, U.A.W., and
                   Amalgamated Local 376, U.A.W., effective February 1, 1998.

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



EXHIBIT                               DESCRIPTION OF DOCUMENT
NUMBER                                -----------------------
-------
10.40***           Supplement No. 2 to Guarantee Agreement dated as of June 3,
                   1998, by and between Miller Acquisition Corporation and CSFB, as Collateral Agent.

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

10.45+ Loan Agreement, dated as of April 1, 1999, by and between California Infrastructure and Economic Development Bank and
                   Roller Bearing Company of America, Inc.

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

10.50++            Lease Agreement, dated as of December 17, 1999, between
                   Schaublin SA and RBC Schaublin SA.

10.51++            Credit Agreement, dated as of December 27, 1999, between RBC
                   Schaublin S.A. Delemont and Credit Suisse.

10.52+++ Management Services Agreement, dated as of December 18 2000, between Roller Bearing Company of America, Inc. and
                   Whitney & Co.

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

ROLLER BEARING COMPANY OF AMERICA, INC.

                            By:  /s/ Michael J. Hartnett
                                 ---------------------------------
                                 Michael J. Hartnett
                                 President and Chief Executive Officer
                                 Chairman of the Board of Directors
                                 (Principal Executive Officer)


                            By:  /s/ Anthony S. Cavalieri
                                 ---------------------------------
                                 Anthony S. Cavalieri
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 25, 2001                      By: /s/ Michael J. Hartnett
                                       -----------------------------------------
                                       Michael J. Hartnett
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

June 22, 2001                      By: /s/ Kurt B. Larsen
                                       -----------------------------------------
                                       Kurt B. Larsen
                                       Director

June 25, 2001                      By:  /s/ William E. Myers, Jr.
                                       ----------------------------------------
                                       William E. Myers, Jr.
                                       Director

June 22, 2001                      By: /s/ Mitchell I. Quain
                                       -----------------------------------------
                                       Mitchell I. Quain
                                       Director

June 24, 2001                      By: /s/ Robert Anderson
                                       -----------------------------------------
                                       Robert Anderson
                                       Director

June 26, 2001                      By: /s/ Richard R. Crowell
                                       -----------------------------------------
                                       Richard R. Crowell
                                       Director

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

FOR THE YEAR ENDED MARCH 31, 2001

-------------------------------------------------------------------------------------------------------------------------
         COLUMN A                COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------------
        DESCRIPTION             BALANCE AT
                               BEGINNING OF                                                             BALANCE AT END
                                  PERIOD                     ADDITIONS                  DEDUCTIONS      OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
                                                CHARGED TO COSTS      CHARGED TO
                                                  AND EXPENSES      OTHER ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------
     BAD DEBT RESERVE              $279                 $                $ --              $ 22               $257
-------------------------------------------------------------------------------------------------------------------------


FOR THE YEAR ENDED APRIL 1, 2000
-------------------------------------------------------------------------------------------------------------------------
         COLUMN A                COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------------
        DESCRIPTION             BALANCE AT
                               BEGINNING OF                                                             BALANCE AT END
                                  PERIOD                     ADDITIONS                  DEDUCTIONS      OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
                                                CHARGED TO COSTS      CHARGED TO
                                                  AND EXPENSES      OTHER ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------
     BAD DEBT RESERVE              $168               $117               $ --               $ 6               $279
-------------------------------------------------------------------------------------------------------------------------


FOR THE YEAR ENDED APRIL 3, 1999
-------------------------------------------------------------------------------------------------------------------------
         COLUMN A                COLUMN B                    COLUMN C                    COLUMN D           COLUMN E
-------------------------------------------------------------------------------------------------------------------------
        DESCRIPTION             BALANCE AT
                               BEGINNING OF                                                             BALANCE AT END
                                  PERIOD                     ADDITIONS                  DEDUCTIONS      OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
                                                CHARGED TO COSTS      CHARGED TO
                                                  AND EXPENSES      OTHER ACCOUNTS
-------------------------------------------------------------------------------------------------------------------------
     BAD DEBT RESERVE              $193                 $                $ --              $ 25               $168
-------------------------------------------------------------------------------------------------------------------------


       ---------------------