Form 10-Q
period 2001-06-30
ROLLER BEARING CO OF AMERICA INC
filed 2001-08-10
CIK 1042465

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2001
                                                          -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transition period from _______________ to _________________

                        Commission file number: 333-33085
                                                ---------

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 13-3426227
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
              incorporation)

   60 ROUND HILL ROAD, FAIRFIELD, CT                        06430
----------------------------------------    ------------------------------------
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

                    Class                        Outstanding at August 10, 2001
        ----------------------------             ------------------------------
        Common stock, $.01 par value                           100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                            PAGE
Part I      Financial Information

Item 1.     Consolidated Balance Sheets -
                  At June 30, 2001 (unaudited) and March 31, 2001            3

            Consolidated Statements of Operations - Three months ended
                  June 30, 2001 (unaudited) and July 1, 2000 (unaudited)     4

            Consolidated Statements of Cash Flows - Three months ended
                  June 30, 2001 (unaudited) and July 1, 2000 (unaudited)     5

                  Notes to Consolidated Financial Statements              6 - 13

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            14-15

Part II     Other Information                                                16

Signatures                                                                   17

Exhibit Index                                                                18

PART I
ITEM 1. FINANCIAL INFORMATION

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     JUNE 30,    MARCH 31,
                                                                                       2001        2001
                                                                                    ---------    ---------
ASSETS

     Current assets:
        Cash                                                                        $   4,486    $   3,126
        Accounts receivable, net of allowance for doubtful accounts
           of $262 at June 30, 2001 and $257 at March 31, 2001                         30,425       37,019
        Inventories                                                                    71,218       67,629
        Prepaid expenses and other current assets                                       4,212        3,531

                                                                                    ---------    ---------
            Total current assets                                                      110,341      111,305
                                                                                    ---------    ---------

        Property, plant and equipment, net                                             59,428       60,001
        Restricted marketable securities                                                3,595        4,041
        Excess of costs over net assets acquired, net of accumulated amortization
            of $6,023 at June 30, 2001 and $5,823 at March 31, 2001                    25,751       25,951
        Deferred financing costs, net of accumulated amortization of $3,990 at
            June 30, 2001 and $3,759 at March 31, 2001                                  4,270        4,501
        Other assets                                                                    1,363        1,390

                                                                                    ---------    ---------
            Total assets                                                            $ 204,748    $ 207,189
                                                                                    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

     Current liabilities:
        Accounts payable                                                            $  12,553    $  14,428
        Accrued expenses and other current liabilities                                 13,363       13,349
        Current portion of long-term debt                                              26,387       26,631
        Obligations under capital leases, current portion                                 554          726

                                                                                    ---------    ---------
            Total current liabilities                                                  52,857       55,134
                                                                                    ---------    ---------

        Long-term debt                                                                132,888      134,785

        Capital lease obligations, less current portion                                   688          727

        Other non-current liabilities                                                  10,118       10,109

                                                                                    ---------    ---------
            Total liabilities                                                         196,551      200,755
                                                                                    ---------    ---------

     Commitments and contingencies

     Stockholder's equity:
        Common stock - $.01 par value; 1,000 shares
            authorized; issued and outstanding shares:
            100 shares at June 30, 2001 and at March 31, 2001                              --           --
        Additional paid-in capital                                                      9,708        9,708
        Currency translation adjustment                                                   381           12
        Retained (deficit) earnings                                                    (1,892)      (3,286)

                                                                                    ---------    ---------
            Total stockholder's equity                                                  8,197        6,434

            Total liabilities and stockholder's equity                              $ 204,748    $ 207,189
                                                                                    =========    =========

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                           JUNE 30,      JULY 1,
                                                             2001         2000
                                                           ---------------------
Net sales                                                  $40,170       $43,861

Cost of sales                                               27,277        29,473
                                                           ---------------------

     Gross margin                                           12,893        14,388

Operating expenses:
     Selling, general and administrative                     6,188         6,537
     Other expense, net of other income                        196           195
                                                           ---------------------
                                                             6,384         6,732

     Operating income                                        6,509         7,656

Interest expense, net                                        4,141         3,662
Minority interest                                                4             3
                                                           ---------------------

     Income before taxes                                     2,364         3,991

Provision for income taxes                                     970         1,636
                                                           ---------------------

     Net income                                            $ 1,394       $ 2,355
                                                           =====================

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE THREE MONTHS ENDED

                                                                                      JUNE 30,   JULY 1,
                                                                                        2001      2000
                                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $ 1,394    $ 2,355
     Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
             Depreciation                                                               2,297      2,152
             Minority interest                                                              4          3
             Amortization of excess of costs over net assets acquired                     200        200
             Amortization of deferred financing costs                                     231        190
             Changes in working capital, net of acquisitions:
                     (Increase) decrease in accounts receivable                         6,718      2,546
                     (Increase) decrease in inventories                                (3,297)    (2,967)
                     (Increase) decrease in prepaid expenses & other current assets      (664)      (422)
                     (Increase) decrease in other non-current assets                       27        (22)
                     Increase (decrease) in accounts payable & accrued expenses        (1,860)    (2,071)
                     Increase (decrease) in other non-current liabilities                   4       (152)
                                                                                      -------    -------
             Net cash provided by operating activities                                  5,054      1,812

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant & equipment, net                                      (1,724)    (1,455)
     Sale of restricted marketable securities                                             445         --
                                                                                      -------    -------
             Net cash used in investing activities                                     (1,279)    (1,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in revolving credit facility                                (500)     1,500
     Payments of bank term loan                                                        (1,640)      (910)
     Principal payments on capital lease obligations                                     (211)      (321)
                                                                                      -------    -------
             Net cash (used in) provided by financing activities                       (2,351)       269

CASH AND CASH EQUIVALENTS:
     Effect of exchange rate changes                                                      (64)       149

     Increase during the period                                                         1,360        775
     Cash, at beginning of year                                                         3,126      1,051
                                                                                      -------    -------
     Cash, at end of period                                                           $ 4,486    $ 1,826
                                                                                      =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
             Interest                                                                 $ 6,575    $ 6,342
                                                                                      =======    =======
             Income taxes                                                             $    59    $   438
                                                                                      =======    =======

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the three month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2001 and March 31, 2001 and for fiscal quarters ended June 30, 2001 and July 1, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

CONSOLIDATED BALANCE SHEETS

                                                                            NON
As of 6/30/01:                                             SUBSIDIARY    GUARANTOR      CORPORATE       TOTAL
                                                           GUARANTORS   SUBSIDIARIES  AND DIVISIONS    COMPANY
                                                           ----------   ------------  -------------    -------
 Cash                                                        $   156       $ 2,213       $ 2,117       $ 4,486
 Accounts receivable, net                                      8,223         3,766        18,436        30,425

   Raw materials                                               1,409           383         1,329         3,121
   Work in process                                            10,377         1,380         6,382        18,139
   Finished goods                                             22,896         2,646        24,416        49,958
                                                             -------       -------      --------      --------
       Inventories                                            34,682         4,409        32,127        71,218
 Prepaid expense other current assets                            294           556         3,362         4,212
                                                             -------       -------      --------      --------
      Total current assets                                    43,355        10,944        56,042       110,341

 Property, plant and equipment, net                           32,674         3,317        23,437        59,428

 Restricted marketable securities                              2,017            --         1,578         3,595
 Excess of cost over net assets acquired, net                  6,055            --        19,696        25,751
 Deferred financing costs, net                                    --            --         4,270         4,270
 Other assets                                                     --           223         1,140         1,363
                                                             -------       -------      --------      --------
      Total assets                                           $84,101       $14,484      $106,163      $204,748
                                                             =======       =======      ========      ========

 Accounts payable                                            $ 6,026       $ 1,213      $  5,314      $ 12,553
 Interco payable (receivable)                                 62,872         2,108       (64,980)           --
 Accrued expenses and other current liabilities                4,436           828         8,099        13,363
 Current portion of long-term debt                               178         1,709        24,500        26,387
 Obligations under capital leases                                243            --           311           554
                                                             -------       -------      --------      --------
      Total current liabilities                               73,755         5,858       (26,756)       52,857

 Long term debt                                                3,638         3,750       125,500       132,888
 Capital lease obligations, less current portion                 165            --           523           688
 Other noncurrent liabilities                                  1,022           176         8,920        10,118
                                                             -------       -------      --------      --------
      Total liabilities                                       78,580         9,784       108,187       196,551

Stockholder's equity (deficit):
 Common stock                                                     --            63           (63)           --
 Additional paid-in capital                                       --            --         9,708         9,708
 Currency translation adjustment                                  --            --           381           381
 Total retained earnings (deficit)                             5,521         4,637       (12,050)       (1,892)
                                                             -------       -------      --------      --------
 Total stockholder's equity (deficit)                          5,521         4,700        (2,024)        8,197

 Total liabilities & stockholder's equity                    $84,101       $14,484      $106,163      $204,748
                                                             =======       =======      ========      ========

                                                                            NON
As of 03/31/01:                                            SUBSIDIARY     GUARANTOR     CORPORATE       TOTAL
                                                           GUARANTORS   SUBSIDIARIES  AND DIVISIONS    COMPANY
                                                           ----------   ------------  -------------    -------
 Cash                                                        $  (504)      $ 2,317      $  1,313      $  3,126
 Accounts receivable, net                                     12,118         3,705        21,196        37,019

   Raw materials                                               1,379           431           968         2,778
   Work in process                                             9,891         1,336         5,573        16,800
   Finished goods                                             21,486         2,762        23,803        48,051
                                                             -------       -------      --------      --------
       Inventories                                            32,756         4,529        30,344        67,629
 Prepaid expense other current assets                            351           438         2,742         3,531
                                                             -------       -------      --------      --------
      Total current assets                                    44,721        10,989        55,595       111,305

 Property, plant and equipment, net                           32,871         3,274        23,856        60,001

 Restricted marketable securities                              2,463            --         1,578         4,041
 Excess of cost over net assets acquired, net                  6,111            --        19,840        25,951
 Deferred financing costs, net                                    --            --         4,501         4,501
 Other assets                                                     --           221         1,169         1,390
                                                             -------       -------      --------      --------
      Total assets                                           $86,166       $14,484      $106,539      $207,189
                                                             =======       =======      ========      ========

 Accounts payable                                            $ 6,913       $ 1,253      $  6,262      $ 14,428
 Interco payable (receivables)                                63,579           749       (64,328)           --
 Interco loans                                                    --         1,740        (1,740)           --
 Accrued expenses and other current liabilities                4,600           805         7,944        13,349
 Current portion of long-term debt                               194         1,687        24,750        26,631
 Obligations under capital leases                                273            --           453           726
                                                             -------       -------      --------      --------

      Total current liabilities                               75,559         6,234       (26,659)       55,134

 Long term debt                                                3,681         4,229       126,875       134,785
 Capital lease obligations, less current portion                 203            --           524           727
 Other noncurrent liabilities                                  1,020           166         8,923        10,109
                                                             -------       -------      --------      --------
      Total liabilities                                       80,463        10,629       109,663       200,755

Stockholder's equity (deficit):
 Common stock                                                     --            63           (63)           --
 Additional paid-in capital                                       --            --         9,708         9,708
Currency translation adjustment                                   --            --            12            12
 Total retained earnings (deficit)                             5,703         3,792       (12,781)       (3,286)
                                                             -------       -------      --------      --------
 Total stockholder's equity (deficit)                          5,703         3,855        (3,124)        6,434

 Total liabilities & stockholder's equity                    $86,166       $14,484      $106,539      $207,189
                                                             =======       =======      ========      ========

CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                            NON
                                                           SUBSIDIARY     GUARANTOR     CORPORATE       TOTAL
Three months ended June 30, 2001                           GUARANTORS   SUBSIDIARIES  AND DIVISIONS    COMPANY
                                                           ----------   ------------  -------------    -------
Net sales                                                    $17,119       $ 4,093       $18,958       $40,170

Cost of sales                                                 13,145         2,714        11,418        27,277
                                                             -------       -------       -------       -------

Gross margin                                                   3,974         1,379         7,540        12,893

   Selling, general and administrative                         1,373           745         4,070         6,188
   Other expense, net of other income                             74            (4)          126           196
                                                             -------       -------       -------       -------

Operating income                                               2,527           638         3,344         6,509

  Interest expense, net                                           25           105         4,011         4,141
  Minority interest                                               --             4            --             4
                                                             -------       -------       -------       -------
Income before taxes                                            2,502           529          (667)        2,364

Provision for income taxes                                     1,026           217          (273)          970
                                                             -------       -------       -------       -------

Net income                                                   $ 1,476       $   312       $  (394)      $ 1,394
                                                             =======       =======       =======       =======

                                                                            NON
                                                           SUBSIDIARY     GUARANTOR     CORPORATE       TOTAL
Three months ended July 1, 2000                            GUARANTORS   SUBSIDIARIES  AND DIVISIONS    COMPANY
                                                           ----------   ------------  -------------    -------
Net sales                                                    $18,921       $ 4,176       $20,764       $43,861

Cost of sales                                                 14,252         2,881        12,340        29,473
                                                             -------       -------       -------       -------

Gross margin                                                   4,669         1,295         8,424        14,388

    Selling, general and administrative                        1,438           749         4,350         6,537
    Other expense, net of other income                            74            (3)          124           195
                                                             -------       -------       -------       -------

Operating Income                                               3,157           549         3,950         7,656

    Interest expense, net                                         21           104         3,537         3,662
    Minority interest                                             --             3            --             3
                                                             -------       -------       -------       -------

Income before taxes                                            3,136           442           413         3,991

    Provision for income taxes                                 1,286           181           169         1,636
                                                             -------       -------       -------       -------

Net income                                                   $ 1,850       $   261       $   244       $ 2,355
                                                             =======       =======       =======       =======

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                             NON
                                                           SUBSIDIARY     GUARANTOR      CORPORATE      TOTAL
Three Months Ended June 30, 2001                           GUARANTORS    SUBSIDIARIES  AND DIVISIONS   COMPANY
                                                           ----------    ------------  -------------   -------
Cash flows from operating activities:
Net income                                                   $ 1,476       $   312       $  (394)      $ 1,394
Adjustments to reconcile net income to net
       cash provided by operations:
     Depreciation                                                879           110         1,308         2,297
     Minority interest                                            --             4            --             4
     Amortization of excess of cost over net
       assets acquired                                            56            --           144           200
     Amortization of deferred financing costs                     --            --           231           231
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                     (58)           20         2,795         2,757
       (Increase) decrease in non-current assets                  --            --            27            27
       Increase (decrease) in current liabilities             (1,050)           50          (860)       (1,860)
       Increase (decrease) in  non-current liabilities            --            --             4             4
                                                             -------       -------       -------       -------

   Net cash provided by operating activities                   1,303           496         3,255         5,054

Cash flows from investing activities:
     Purchase of property, plant & equipment, net               (961)         (143)         (620)       (1,724)
     Sale of restricted marketable securities                    445            --            --           445
                                                             -------       -------       -------       -------

   Net cash used in investing activities                        (516)         (143)         (620)       (1,279)

Cash flows from financing activities:
    Net increase (decrease)in revolving credit facility           --            --          (500)         (500)
    Payments on bank term loan                                   (59)         (457)       (1,124)       (1,640)
     Principal payments on capital lease obligations             (68)           --          (143)         (211)
                                                             -------       -------       -------       -------

   Net cash used in financing activities                        (127)         (457)       (1,767)       (2,351)

Cash and cash equivalents:
   Effect of exchange rate changes                                --            --           (64)          (64)

   Increase (decrease) during the year                           660          (104)          804         1,360

Cash, at beginning of year                                      (504)        2,317         1,313         3,126
                                                             -------       -------       -------       -------
Cash, at end of period                                       $   156       $ 2,213       $ 2,117       $ 4,486
                                                             =======       =======       =======       =======

                                                                            NON
                                                           SUBSIDIARY     GUARANTOR     CORPORATE       TOTAL
Three Months Ended July 1, 2000                            GUARANTORS   SUBSIDIARIES  AND DIVISIONS    COMPANY
                                                           ----------   ------------  -------------    -------
Cash flows from operating activities:
Net income                                                   $ 1,850       $   261       $   244       $ 2,355
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                906           103         1,143         2,152
     Minority interest                                            --             3            --             3
     Amortization of excess of cost over net
       assets acquired                                            56            --           144           200
     Amortization of deferred financing costs                     --            --           190           190
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                  (1,641)        1,478          (680)         (843)
       (Increase) decrease in non-current assets                  --            --           (22)          (22)
       Increase (decrease) in current liabilities               (192)       (1,213)         (666)       (2,071)
       Increase (decrease) in  non-current liabilities            --            (3)         (149)         (152)
                                                             -------       -------       -------       -------

   Net cash provided by operating activities                     979           629           204         1,812

Cash flows from investing activities:

     Purchase of property, plant & equipment, net               (785)          (37)         (633)       (1,455)
                                                             -------       -------       -------       -------

   Net cash used in investing activities                        (785)          (37)         (633)       (1,455)

Cash flows from financing activities:
     Net increase in revolving credit facility                    --            --         1,500         1,500
     Payments on bank term loan                                   --            --          (910)         (910)
     Principal payments on capital lease obligations            (104)           --          (217)         (321)
                                                             -------       -------       -------       -------

   Net cash (used in) provided by financing activities          (104)           --           373           269

Cash and cash equivalents:
   Effect of exchange rate changes                                --            --           149           149

   Increase (decrease) during the year                            90           592            93           775

Cash, at beginning of year                                        (3)          532           522         1,051
                                                             -------       -------       -------       -------
Cash, at end of period                                       $    87       $ 1,124       $   615       $ 1,826
                                                             =======       =======       =======       =======

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of June 30, 2001 the Company had the ability to borrow up to an additional $16,100 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                    JUNE 30, 2001                MARCH 31, 2001
                                                                                    -------------                --------------
SENIOR SUBORDINATED NOTES PAYABLE                                                        $110,000                      $110,000

CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 30, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable
monthly and quarterly for prime and LIBOR-based elections, respectively                     5,500                         6,625

Revolving Credit Facility borrowings outstanding                                           19,000                        19,500

SWISS CREDIT FACILITY
Term Loan, payable in quarterly installments of approximately $287, commencing
March 2001, increasing thereafter to approximately $430 from March 2004; bears
interest at variable rates, payable quarterly                                               5,005                         5,461

SCHAUBLIN NOTE
Term Loan, due December 2001, bears interest at 5%                                            454                           454

OTHER LOANS                                                                                   816                           876

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a variable rate, payable monthly
through December 2017                                                                       7,700                         7,700

Series 1994 B bears interest at a variable rate, payable monthly
through December 2017                                                                       3,000                         3,000

Series 1998 tax-exempt industrial development bonds; bearing interest
at variable rates, payable monthly through December 2021                                    3,000                         3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                              4,800                         4,800
                                                                                         --------                      --------

TOTAL DEBT                                                                                159,275                       161,416

LESS:  CURRENT PORTION                                                                     26,387                        26,631
                                                                                         --------                      --------

LONG-TERM DEBT                                                                           $132,888                      $134,785
                                                                                         ========                      ========

The current portion of long-term debt as of June 30, 2001 and March 31, 2001 includes $19,000 and $19,500, respectively borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

2. RECENTLY ISSUED PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be required after March 30, 2002. The statement will require an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. Additionally, Statement No. 142 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas, Statement No. 141 is effective for all business combinations initiated after June 30, 2001, Statement No. 142 requires the Company to continue to amortize goodwill existing at June 30, 2001 through the end of fiscal 2002, ceasing goodwill amortization on March 31, 2002 (the start of fiscal year 2003).

Amortization charges for the three month period ended June 30, 2001 were $0.2 million with a similar charge expected for each prospective fiscal quarter for the remainder of the current fiscal year. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

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

3. COMPREHENSIVE INCOME

Comprehensive income includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                            Fiscal quarter ended
                                                            --------------------
                                                            June 30,      July 1,
                                                              2001         2000
                                                             ------       ------
Net income                                                   $1,394       $2,355
Foreign currency translation adjustments                        369          149
                                                             ------       ------
Total comprehensive income                                   $1,763       $2,504
                                                             ======       ======

4. RECLASSIFICATIONS

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

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

The following discussion addresses the financial condition of the Company as of June 30, 2001 and the results of its operations for the three month period ended June 30, 2001, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2001 included in the Form 10-K.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

Net sales for the quarter ended June 30, 2001 were $40.2 million, a decrease of $3.7 million or 8.4% over the quarter ended July 1, 2000. The decrease in net sales is primarily attributed to overall sluggishness in the manufacturing sector, the effect of the high fourth quarter Fiscal Year 2001 shipments, and in part by delayed sales of aircraft products.

Gross margin decreased by $1.5 million or 10.4% to $12.9 million for the quarter ended June 30, 2001, as compared to last year. Gross margin as a percentage of net sales decreased 0.7%, from 32.8% for the first quarter of fiscal 2001, to 32.1% for the first quarter of fiscal 2002. This decrease is primarily the result of delayed sales of higher margin products.

Selling, general and administrative ("SG&A") expenses decreased by $0.3 million or 5.3% to $6.2 million for the three month period ended June 30, 2001 as compared to the comparable period last year.

Operating income decreased by $1.1 million or 15.0% to $6.5 million for the quarter ended June 30, 2001 compared to $7.6 million for the quarter ended July 1, 2000. The decrease primarily resulted from lower gross margin somewhat offset by the reduction in SG&A expenses in the first quarter of fiscal 2002 from the first quarter of fiscal 2001.

Interest expense for the first quarter of fiscal 2002 was $4.1 million compared to $3.7 million for the first quarter of fiscal 2001, primarily due to increased balances outstanding on the revolving credit facility.

Income before taxes decreased $1.6 million for the quarter ended June 30, 2001 to $2.4 million from $4.0 million for the quarter ended July 1, 2000, as a result lower operating income and higher interest expense.

Net income for the quarter ended June 30, 2001 reflects a tax provision of $1.0 million compared to $1.6 million for the quarter ended July 1, 2000. Net income decreased by $1.0 million to $1.4 million from $2.4 million for last year, as a result of the lower income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2001, the Company provided cash of $5.1 million from operating activities compared to $1.8 million for the comparable period last year. The increase of $3.3 million is primarily the result of an increase in non-cash working capital of $4.0 million, partially offset by a decrease in net income of $1.0 million, and all other of $0.3 million.

Cash used for investing activities for the three months ended June 30, 2001 consisted on $1.7 million relating to capital expenditures compared to $1.5 million for the three months ended July 1, 2000. Additionally, in the three months ended June 30, 2001, $0.4 million was remitted to the Company in connection with qualifying equipment purchases related to and Industrial Revenue Bond.

For the three months ended June 30, 2001, the Company had net cash outflows from financing activities of $2.3 million resulting from payments on bank debt of $1.6 million, its revolving credit facility of $0.5 million and capital lease obligations of $0.2 million. In the first quarter of fiscal 2000, the Company had net cash inflows from financing activities of $0.3 million, partially resulting from a draw down on its revolving credit facility of $1.5 million partially offset by payments of bank debt of $0.9 million and capital lease obligations of $0.3 million.

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

                                      ROLLER BEARING COMPANY OF AMERICA, INC.


August 9, 2001                        /s/ Michael J. Hartnett
                                      -----------------------------------------
                                      By: Michael J. Hartnett
                                      President & Chief Executive Officer
                                      Principal Executive Officer


August 9, 2001                        /s/ Anthony S. Cavalieri
                                      ------------------------------------------
                                      By: Anthony S. Cavalieri
                                      Vice President & Chief Financial Officer
                                      Principal Financial and Accounting Officer

                                    EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

               None