Form 10-Q
period 2001-09-29
ROLLER BEARING CO OF AMERICA INC
filed 2001-11-13
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 29, 2001

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      for the transition period from ___________ to _____________


                        Commission file number: 333-33085

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                    13-3426227
                  ----------                    ----------
     (State or other jurisdiction of        (IRS Employer Identification Number)
            incorporation)


                     60 ROUND HILL ROAD, FAIRFIELD, CT      06430
                -----=--------------------------------------------
               (Address of principal executive offices) (Zip code)
                                  203-255-1511
                                  ------------
                         Registrant's Telephone Number:



Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding twelve (12) months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/    No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                    Outstanding at November 9, 2001
       ------------------------------         ----------------------------------
       Common stock, $.01 par value                        100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX


                                                                                                       PAGE
Part I      Financial Information

Item 1.     Consolidated Balance Sheets -
                  At September 29, 2001 (unaudited) and March 31, 2001                                   3

            Consolidated Statements of Operations - Three months and six months ended September 29, 2001 (unaudited) and September 30, 2000
                  (unaudited)                                                                            4

            Consolidated Statements of Cash Flows - Three months and six months
                  ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)                5

                  Notes to Consolidated Financial Statements                                            6-13

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        14-16

Part II     Other Information                                                                          17

Signatures                                                                                             18

Exhibit Index                                                                                          19

PART I

       ITEM 1. FINANCIAL INFORMATION

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                        SEPTEMBER 29,    MARCH 31,
                                                                                            2001           2001
                                                                                          ---------      ---------
ASSETS

      Current assets:
            Cash                                                                          $   4,941      $   3,126
            Accounts receivable, net of allowance for doubtful accounts
               of $285 at September 29, 2001 and $257 at March 31, 2001                      31,345         37,019
            Inventories                                                                      75,046         67,629
            Prepaid expenses and other current assets                                         5,211          3,531
                                                                                          ---------      ---------
                  Total current assets                                                      116,543        111,305
                                                                                          ---------      ---------


            Property, plant and equipment, net of accumulated depreciation
               of $52,155 at September 29, 2001 and $47,609 at March 31, 2001                59,551         60,001
            Restricted marketable securities                                                  3,059          4,041
            Excess of costs over net assets acquired, net of accumulated amortization
                  of $6,224 at September 29, 2001 and $5,823 at March 31, 2001               25,550         25,951
            Deferred financing costs, net of accumulated amortization of $4,220 at
                  September 29, 2001 and $3,759 at March 31, 2001                             4,040          4,501
            Other assets                                                                      1,394          1,390
                                                                                          ---------      ---------
                  Total assets                                                            $ 210,137      $ 207,189
                                                                                          =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                              $  13,983      $  14,428
            Accrued expenses and other current liabilities                                   16,877         13,349
            Current portion of long-term debt                                                25,528         26,631
            Obligations under capital leases, current portion                                   423            726
                                                                                          ---------      ---------
                  Total current liabilities                                                  56,811         55,134
                                                                                          ---------      ---------

            Long-term debt                                                                  133,246        134,785

            Capital lease obligations, less current portion                                     651            727

            Other non-current liabilities                                                    10,107         10,109
                                                                                          ---------      ---------
                  Total liabilities                                                         200,815        200,755
                                                                                          ---------      ---------

      Commitments and contingencies

      Stockholder's equity:
            Common stock - $.01 par value; 1,000 shares
                  authorized; issued and outstanding shares:
                  100 shares at September 29, 2001 and at March 31, 2001                         --             --
            Additional paid-in capital                                                        9,708          9,708
            Currency translation adjustment                                                     (40)            12
            Retained (deficit) earnings                                                        (346)        (3,286)
                                                                                          ---------      ---------
                  Total stockholder's equity                                                  9,322          6,434

                  Total liabilities and stockholder's equity                              $ 210,137      $ 207,189
                                                                                          =========      =========

                See Notes to Consolidated Financial Statements.


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   ------------------            ----------------
                                             SEPTEMBER 29,  SEPTEMBER 30,   SEPTEMBER 29,  SEPTEMBER 30,
                                                2001            2000           2001           2000
                                            -------------------------------------------------------------

Net sales                                       $41,831        $41,160        $82,001        $85,021

Cost of sales                                    28,696         27,656         55,973         57,129
                                            -------------------------------------------------------------

     Gross margin                                13,135         13,504         26,028         27,892

Operating expenses:
     Selling, general and administrative          6,441          6,598         12,629         13,134
     Other expense, net of other income             172             26            368            221
                                            -------------------------------------------------------------
                                                  6,613          6,624         12,997         13,355

     Operating income                             6,522          6,880         13,031         14,537

Interest expense, net                             3,897          3,522          8,038          7,184
Minority interest                                     4              3              8              7
                                            -------------------------------------------------------------

     Income before taxes                          2,621          3,355          4,985          7,346

Provision for income taxes                        1,075          1,376          2,045          3,012
                                            -------------------------------------------------------------

     Net income                                 $ 1,546        $ 1,979        $ 2,940        $ 4,334
                                            =============================================================




                 See Notes to Consolidated Financial Statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                        SEPTEMBER 29,   SEPTEMBER 30,
                                                                                            2001            2000
                                                                                           -------         -------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $ 2,940         $ 4,334
      Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
             Depreciation                                                                    4,585           4,278
             Minority interest                                                                   8               9
             Amortization of excess of costs over net assets acquired                          401             401
             Amortization of deferred financing costs                                          462             379
             Changes in working capital, net of acquisitions:
                     (Increase) decrease in accounts receivable                              5,674           3,399
                     (Increase) decrease in inventories                                     (6,503)         (5,382)
                     (Increase) decrease in prepaid expenses & other current assets         (1,680)           (772)
                     (Increase) decrease in other non-current assets                            (3)             27
                     Increase (decrease) in accounts payable & accrued expenses                793           2,859
                     Increase (decrease) in other non-current liabilities                      (12)             --
                                                                                           -------         -------
             Net cash provided by operating activities                                       6,665           9,532


  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant & equipment, net                                          (2,758)         (3,793)
      Sale of restricted marketable securities                                                 981             179
                                                                                           -------         -------
             Net cash used in investing activities                                          (1,777)         (3,614)


  CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in revolving credit facility                                      --          (1,500)
      Payments of bank term loan                                                            (2,642)         (2,207)
      Principal payments on capital lease obligations                                         (379)           (469)
                                                                                           -------         -------
            Net cash used in financing activities                                           (3,021)         (4,176)


  CASH AND CASH EQUIVALENTS:
      Effect of exchange rate changes                                                          (52)            (28)

      Increase during the period                                                             1,815           1,714
      Cash, at beginning of year                                                             3,126           1,051
                                                                                           -------         -------
      Cash, at end of period                                                               $ 4,941         $ 2,765
                                                                                           =======         =======

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
             Interest                                                                      $ 7,498         $ 7,288
                                                                                           =======         =======
             Income taxes                                                                  $    59         $ 1,111
                                                                                           =======         =======

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

The results of operations for the three month period ended September 29, 2001 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearings, Inc. ("Miller"), Tyson Bearings, Inc. ("Tyson"), RBC Schaublin S.A. ("Schaublin"), OBB Acquisition Corp. ("OBB") and Roller Bearing Company FSC, Inc. ("FSC"). All material intercompany balances and transactions have been eliminated.

All references to "Holdings" refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the parent and sole stockholder of the Company.

1. ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

The Company acquired, during the second quarter of fiscal 2002, through the Company's wholly-owned subsidiary, OBB, certain assets (the "Purchased Assets") used in the design, development, manufacture, assembly and sale of tapered thrust bearings, universal joints, synchronizing rings and GTRAG bearing. The Purchased Assets were purchased from Congress Financial Corporation (Southwest) and LSB Industries, Inc. The sellers acquired the Purchased Assets from Driveline Technologies, Inc. The total cash consideration paid for the Purchased Assets by the Company was $2,127. The economic effective date of the acquisition was August 26, 2001. In addition, OBB has entered into two letter agreements, pursuant to which the sellers and certain other entities shall utilize the Purchased Assets to carry out the contract manufacturing of products for OBB.

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

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of September 29, 2001 and March 31, 2001 and for fiscal quarters and six months ended September 29, 2001 and September 30, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.


                                                                                 NON     CORPORATE
AS OF SEPTEMBER 29, 2001                                    SUBSIDIARY    SUBSIDIARY           AND         TOTAL
                                                            GUARANTORS    GUARANTORS     DIVISIONS       COMPANY
Cash                                                              (513)        2,675         2,779         4,941
Accounts receivable, net                                         8,593         3,319        19,433        31,345

 Raw materials                                                   1,375           484         1,609         3,468
 Work in process                                                10,387         1,589         7,490        19,466
 Finished goods                                                 24,007         2,960        25,145        52,112
                                                            ----------------------------------------------------
Inventories                                                     35,769         5,033        34,244        75,046
Prepaid expense & other current assets                             830           466         3,915         5,211
                                                            ----------------------------------------------------
   Total current assets                                         44,679        11,493        60,371       116,543

Property, plant and equipment, net                              32,237         3,177        24,137        59,551

Restricted marketable securities                                 1,885            --         1,174         3,059
Excess of cost over net assets acquired, net                     8,166            --        17,384        25,550
Deferred financing costs, net                                       --            --         4,040         4,040
Other assets                                                        --           254         1,140         1,394
                                                            ----------------------------------------------------
   Total assets                                                 86,967        14,924       108,246       210,137
                                                            ====================================================

Accounts payable                                                 5,014         1,186         7,783        13,983
Interco payable(receivable)                                     67,159           384       (67,543)           --
Interco loan                                                        --         1,740        (1,740)           --
Accrued expenses and other current liabilities                   3,743           957        12,177        16,877
Current portion of long-term debt                                  194         1,708        23,626        25,528
Obligations under capital leases                                   211            --           212           423
                                                            ----------------------------------------------------
   Total current liabilities                                    76,321         5,975       (25,485)       56,811

Long term debt                                                   3,629         4,116       125,501       133,246
Capital lease obligations, less current portion                    131            --           520           651
Other non-current liabilities                                    1,021           167         8,919        10,107
                                                            ----------------------------------------------------
  Total liabilities                                             81,102        10,258       109,455       200,815

Stockholder's equity (deficit):
  Common stock                                                      --            63           (63)           --
  Additional paid in capital                                        --            --         9,708         9,708
  Currency translation adjustment                                   --           (40)           --           (40)
   Total retained earnings (deficit)                             5,865         4,643       (10,854)         (346)
                                                            ----------------------------------------------------
 Total stockholder's equity (deficit)                            5,865         4,666        (1,209)        9,322

Total liabilities & stockholder's equity                        86,967        14,924       108,246       210,137
                                                            ====================================================


AS OF MARCH 31, 2001

Cash                                                              (504)        2,317         1,313         3,126
Accounts receivable, net                                        12,118         3,705        21,196        37,019

 Raw materials                                                   1,379           431           968         2,778
 Work in process                                                 9,891         1,336         5,573        16,800
 Finished goods                                                 21,486         2,762        23,803        48,051
                                                            ----------------------------------------------------
Inventories                                                     32,756         4,529        30,344        67,629
Prepaid expense & other current assets                             351           438         2,742         3,531
                                                            ----------------------------------------------------
   Total current assets                                         44,721        10,989        55,595       111,305

Property, plant and equipment, net                              32,871         3,274        23,856        60,001

Restricted marketable securities                                 2,463            --         1,578         4,041
Excess of cost over net assets acquired, net                     6,111            --        19,840        25,951
Deferred financing costs, net                                       --            --         4,501         4,501
Other assets                                                        --           221         1,169         1,390
                                                            ----------------------------------------------------
   Total assets                                                 86,166        14,484       106,539       207,189
                                                            ====================================================

Accounts payable                                                 6,913         1,253         6,262        14,428
Interco payable(receivable)                                     63,579           749       (64,328)           --
Interco loan                                                        --         1,740        (1,740)           --
Accrued expenses and other current liabilities                   4,600           805         7,944        13,349
Current portion of long-term debt                                  194         1,687        24,750        26,631
Obligations under capital leases                                   273            --           453           726
                                                            ----------------------------------------------------
   Total current liabilities                                    75,559         6,234       (26,659)       55,134

Long term debt                                                   3,681         4,229       126,875       134,785
Capital lease obligations, less current portion                    203            --           524           727
Other non-current liabilities                                    1,020           166         8,923        10,109
                                                            ----------------------------------------------------
  Total liabilities                                             80,463        10,629       109,663       200,755

Stockholder's equity (deficit):
  Common stock                                                      --            63           (63)           --
  Additional paid in capital                                        --            --         9,708         9,708
  Currency translation adjustment                                   --            --            12            12
   Total retained earnings (deficit)                             5,703         3,792       (12,781)       (3,286)
                                                            ----------------------------------------------------
 Total stockholder's equity (deficit)                            5,703         3,855        (3,124)        6,434

Total liabilities & stockholder's equity                        86,166        14,484       106,539       207,189
                                                            ====================================================


                                                                                 NON     CORPORATE
SECOND QUARTER FY 2002                                      SUBSIDIARY    SUBSIDIARY           AND         TOTAL
                                                            GUARANTORS    GUARANTORS     DIVISIONS       COMPANY
Net sales                                                       19,579         3,404        18,848        41,831

Cost of sales                                                   14,485         2,222        11,989        28,696
                                                            ----------------------------------------------------
    Gross margin                                                 5,094         1,182         6,859        13,135

Operating expenses:
    Selling, general and administrative                          1,336           690         4,415         6,441
    Other expense, net of other income                              56            --           116           172
                                                            ----------------------------------------------------
                                                                 1,392           690         4,531         6,613

    Operating income                                             3,702           492         2,328         6,522

Interest expense, net                                               29           101         3,767         3,897
Minority interest                                                   --             4            --             4
                                                            ----------------------------------------------------
    Income before taxes                                          3,673           387        (1,439)        2,621

Provision for income taxes                                       1,506           159          (590)        1,075
                                                            ----------------------------------------------------
    Net income                                                   2,167           228          (849)        1,546
                                                            ====================================================

SECOND QUARTER FY 2001

Net sales                                                       19,475         2,941        18,744        41,160

Cost of sales                                                   13,961         2,050        11,645        27,656
                                                            ----------------------------------------------------
    Gross margin                                                 5,514           891         7,099        13,504

Operating expenses:
    Selling, general and administrative                          1,251           552         4,795         6,598
    Other expense, net of other income                              56            --           (30)           26
                                                            ----------------------------------------------------
                                                                 1,307           552         4,765         6,624

    Operating income                                             4,207           339         2,334         6,880

Interest expense, net                                               17           118         3,387         3,522
Minority interest                                                   --             3            --             3
                                                            ----------------------------------------------------
    Income before taxes                                          4,190           218        (1,053)        3,355

Provision for income taxes                                       1,718            89          (431)        1,376
                                                            ----------------------------------------------------
    Net income                                                   2,472           129          (622)        1,979
                                                            ====================================================

SIX MONTHS FY 2002

Net sales                                                       37,303         7,497        37,201        82,001

Cost of Sales                                                   27,630         4,936        23,407        55,973
                                                            ----------------------------------------------------
    Gross margin                                                 9,673         2,561        13,794        26,028

Operating expenses:
    Selling, general and administrative                          2,709         1,431         8,489        12,629
    Other expense, net of other income                             112            --           256           368
                                                            ----------------------------------------------------
                                                                 2,821         1,431         8,745        12,997

    Operating income                                             6,852         1,130         5,049        13,031

Interest expense, net                                               54           206         7,778         8,038

Minority interest                                                   --             8            --             8
                                                            ----------------------------------------------------

    Income before taxes                                          6,798           916        (2,729)        4,985

Provision for income taxes                                       2,787           376        (1,118)        2,045
                                                            ----------------------------------------------------
    Net income                                                   4,011           540        (1,611)        2,940
                                                            ====================================================


SIX MONTHS FY 2001

Net sales                                                       38,813         7,117        39,091        85,021

Cost of sales                                                   28,212         4,931        23,986        57,129
                                                            ----------------------------------------------------
    Gross margin                                                10,601         2,186        15,105        27,892

Operating expenses:
    Selling, general and administrative                          2,688         1,297         9,149        13,134
    Other expense, net of other income                             112            --           109           221
                                                            ----------------------------------------------------
                                                                 2,800         1,297         9,258        13,355

    Operating income                                             7,801           889         5,847        14,537

Interest expense, net                                               38           222         6,924         7,184
Minority interest                                                   --             7            --             7
                                                            ----------------------------------------------------
    Income before taxes                                          7,763           660        (1,077)        7,346

Provision for income taxes                                       3,183           271          (442)        3,012
                                                            ----------------------------------------------------
    Net income                                                   4,580           389          (635)        4,334
                                                            ====================================================


                                                                                 NON     CORPORATE
SIX MONTHS ENDED SEPTEMBER 29, 2001                         SUBSIDIARY    SUBSIDIARY           AND         TOTAL
                                                            GUARANTORS    GUARANTORS     DIVISIONS       COMPANY
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   4,011           540        (1,611)        2,940
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation                                               1,783           210         2,592         4,585
      Minority interest                                             --             8            --             8
      Amortization of excess of
        costs over net assets acquired                             112            --           289           401
      Amortization of deferred financing costs                      --            --           462           462
      Changes in working capital, net of
        acquisitions:
        (Increase) decrease in current assets                       33          (146)       (2,396)       (2,509)
        (Increase) decrease in non-current assets                   --           (33)           30            (3)
        Increase (decrease) in current liabilities              (2,756)        1,460         2,089           793
        Increase (decrease) in non-current liabilities               1             1           (14)          (12)
                                                            ----------------------------------------------------
      Net cash provided by operating activities                  3,184         2,040         1,435         6,665

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant & equipment, net                (1,511)         (482)         (765)       (2,758)
    Sale of restricted marketable securities                       578            --           403           981
                                                            ----------------------------------------------------
      Net cash used in investing activities                       (933)         (482)         (362)       (1,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in
    revolving credit facility                                                                   --            --
    Payments of bank term loan                                     (52)          (92)       (2,498)       (2,642)
    Principal payments on capital lease obligations               (134)           --          (245)         (379)
                                                            ----------------------------------------------------
      Net cash (used in) provided by financing activities         (186)          (92)       (2,743)       (3,021)

CASH AND CASH EQUIVALENTS:
    Effect of exchange rate changes                                 --            --           (52)          (52)

    Increase during the period                                   2,065         1,466        (1,716)        1,815
    Cash, at beginning of year                                    (504)        2,317         1,313         3,126
                                                            ----------------------------------------------------
    Cash, at end of period                                       1,561         3,783          (403)        4,941
                                                            ====================================================

SIX MONTHS ENDED SEPTEMBER 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   1,546         1,979           809         4,334
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation                                               1,783           210         2,285         4,278
      Minority interest                                             --             9            --             9
      Amortization of excess of
        costs over net assets acquired                             112            --           289           401
      Amortization of deferred financing costs                      --            --           379           379
      Changes in working capital, net of acquisitions:
        (Increase) decrease in current assets                   (4,780)        1,833           192        (2,755)
        (Increase) decrease in non-current assets                   --            (1)           28            27
        Increase (decrease) in current liabilities               1,935        (2,226)        3,150         2,859
        Increase (decrease) in non-current liabilities             286           187          (473)           --
                                                            ----------------------------------------------------
      Net cash provided by operating activities                    882         1,991         6,659         9,532


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant & equipment, net                (2,023)          237        (2,007)       (3,793)
    Sale of restricted marketable securities                        --            --           179           179
                                                            ----------------------------------------------------
      Net cash used in investing activities                     (2,023)          237        (1,828)       (3,614)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in revolving credit facility            --            --        (1,500)       (1,500)
    Payments of bank term loan                                     (88)         (119)       (2,000)       (2,207)
    Principal payments on capital lease obligations                (73)           --          (396)         (469)
                                                            ----------------------------------------------------
      Net cash (used in) provided by financing activities         (161)         (119)       (3,896)       (4,176)

CASH AND CASH EQUIVALENTS:
    Effect of exchange rate changes                                 --            --           (28)          (28)

    Increase during the period                                  (1,302)        2,109           907         1,714
    Cash, at beginning of year                                      (3)          532           522         1,051
                                                            ----------------------------------------------------
    Cash, at end of period                                      (1,305)        2,641         1,429         2,765
                                                            ====================================================

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of September 29, 2001 the Company had the ability to borrow up to an additional $15,600 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:


                                                          SEPTEMBER 29, 2001  MARCH 31, 2001
                                                          ------------------  --------------
SENIOR SUBORDINATED NOTES PAYABLE                                   $110,000        $110,000
CREDIT FACILITY
---------------

Term Loan, payable in quarterly installments of $250,
commencing September 30, 1997, increasing annually
thereafter to $1,375 from September 30, 2001 with final
payment due June 30, 2002; bears interest at variable rates, payable monthly and quarterly for prime and LIBOR-based
elections, respectively                                                4,125           6,625

Revolving Credit Facility borrowings outstanding                      19,500          19,500

SWISS CREDIT FACILITY
---------------------
Term Loan, payable in quarterly installments of
approximately $287, commencing March 2001, increasing
thereafter to approximately $430 from March 2004; bears
interest at variable rates, payable quarterly                          5,359           5,461

SCHAUBLIN NOTE
--------------
Term Loan, due December 2001, bears interest at 5%                       467             454

OTHER LOANS                                                              823             876
-----------

INDUSTRIAL DEVELOPMENT REVENUE BONDS
------------------------------------

Series 1994 A due in annual installments of $180
beginning September 1, 2006, graduating to $815
on September 1, 2014 with final payment due on
September 1, 2017;  bears interest at a variable
rate, payable monthly through December 2017                            7,700           7,700

Series 1994 B bears interest at a variable rate,
payable monthly through December 2017                                  3,000           3,000

Series 1998 tax-exempt industrial development
bonds; bearing interest at variable rates,                             3,000           3,000
payable monthly through December 2021

Series 1999 tax-exempt industrial development
bonds; bearing interest at variable rates,
payable monthly through April 2024                                     4,800           4,800
                                                                    --------        --------

TOTAL DEBT                                                           158,774         161,416

LESS: CURRENT PORTION                                                 25,528          26,631
                                                                    --------        --------

LONG-TERM DEBT                                                      $133,246        $134,785
                                                                    ========        ========


The current portion of long-term debt as of September 29, 2001 and March 31, 2001 includes $19,500 and $19,500, respectively borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

3. RECENTLY ISSUED PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement NO. 144 supersedes Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 13, 2001. The Company has not yet determined the impact, if any, this new standard will have on its reported results of operations, financial position and cash flows.

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

Amortization charges for the six month period ended September 29, 2001 were $0.4 million with a charge of $0.2 million expected for each prospective fiscal quarter for the remainder of the current fiscal year. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

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

4. COMPREHENSIVE INCOME

Total comprehensive income is as follows:


                                                  FISCAL QUARTER ENDED            SIX MONTHS ENDED
                                                  --------------------            ----------------
                                             September 29,   September 30,   September 29,   September 30,
                                                 2001            2000            2001            2000
                                                -------         -------         -------         -------

Net income                                      $ 1,546         $ 1,979         $ 2,940         $ 4,334
Foreign currency translation adjustments            (73)            (15)            (52)            (28)
                                                -------         -------         -------         -------
Total comprehensive income                      $ 1,473         $ 1,964         $ 2,888         $ 4,306
                                                =======         =======         =======         =======

5. RECLASSIFICATIONS

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

The following discussion addresses the financial condition of the Company as of September 29, 2001 and the results of its operations for the three month period ended September 29, 2001, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2001 included in the Form 10-K.

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the quarter ended September 29, 2001 were $41.8 million, an increase of $0.7 million or 1.6% over the quarter ended September 30, 2000. The increase in net sales is primarily attributed to sales of $0.7 million from the newly acquired wholly-owned subsidiary.

Gross margin decreased by $0.4 million or 2.7% to $13.1 million for the quarter ended September 29, 2001, as compared to last year. Gross margin as a percentage of net sales decreased 1.5%, from 32.9% for the second quarter of fiscal 2001, to 31.4% for the second quarter of fiscal 2002. This decrease is primarily the result of product mix.

Selling, general and administrative ("SG&A") expenses decreased by $0.2 million or 2.4% to $6.4 million for the three month period ended September 29, 2001 as compared to the comparable period last year.

Operating income decreased by $0.4 million or 5.2% to $6.5 million for the quarter ended September 29, 2001 compared to $6.9 million for the quarter ended September 30, 2000. The decrease primarily resulted from lower gross margin and was offset somewhat by the reduction in SG&A expenses in the second quarter of fiscal 2002 from the second quarter of fiscal 2001.

Interest expense for the second quarter of fiscal 2002 was $3.9 million compared to $3.5 million for the second quarter of fiscal 2001, primarily due to increased balances outstanding on the revolving credit facility.

Income before taxes decreased $0.7 for the quarter ended September 29, 2001 to $2.6 million from $3.3 million for the quarter ended September 30, 2000, as a result of lower operating income and higher interest expense.

Net income for the quarter ended September 29, 2001 reflects a tax provision of $1.1 million compared to $1.4 million for the quarter ended September 30, 2000. Net income decreased by $0.4 million to $1.5 million from $1.9 million for last year, as a result of the lower income before taxes.

SIX MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the six months ended September 29, 2001 were $82.0 million, a decrease of $3.0 million or 3.5% over the six months ended September 30, 2000. The decrease in net sales is primarily due to the overall sluggishness in the manufacturing sector, primarily relating to the auto and truck markets.

Gross margin decreased by $1.9 million or 6.7% to $26.0 million for the six months ended September 29, 2001, as compared to last year. Gross margin as a percentage of net sales decreased 1.1%, from 32.8% for the first six months of fiscal 2001, to 31.7% for the first six months of fiscal 2002. This decrease is primarily the result of product mix.

Selling, general and administrative ("SG&A") expenses decreased by $0.5 million or 3.8% to $12.6 million for the six month period ended September 29, 2001 as compared to the comparable period last year.

Operating income decreased by $1.5 million or 10.4% to $13.0 million for the six months ended September 29, 2001 compared to $14.5 million for the six months ended September 30, 2000. The decrease primarily resulted from lower gross margin and was offset somewhat by the reduction in SG&A expenses.

Interest expense for the first six months of fiscal 2002 was $8.0 million compared to $7.2 million for the first six months of fiscal 2001, primarily due to increased balances outstanding on the revolving credit facility.

Income before taxes decreased $2.3 for the six months ended September 29, 2001 to $5.0 million from $7.3 million for the six months ended September 30, 2000, as a result lower operating income and higher interest expense.

Net income for the six months ended September 29, 2001 reflects a tax provision of $2.0 million compared to $3.0 million for the six months ended September 30, 2000. Net income decreased by $1.4 million to $2.9 million from $4.3 million for last year, as a result of lower income before taxes and the resulting lower income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 29, 2001, the Company provided cash of $6.7 million from operating activities compared to $9.5 million for the comparable period last year. The decrease of $2.8 million is primarily the result of an increase in non-cash working capital of $1.8 million, a decrease in net income of $1.4 million, offset by an increase in depreciation of $0.3 million and all other of $0.1 million.

Cash used for investing activities for the six months ended September 29, 2001 consisted of $2.8 million relating to capital expenditures compared to $3.8 million for the six months ended September 30, 2000. Additionally, in the six months ended September 29, 2001, $1.0 million was remitted to the Company in connection with qualifying equipment purchases related to an Industrial Revenue Bond, compared to $0.2 million in the first six months of fiscal 2001.

For the six months ended September 29, 2001, the Company had net cash outflows from financing activities of $3.0 million resulting from payments on bank debt of $2.6 million and capital lease obligations of $0.4 million. In the first six months of fiscal 2001, the Company had net cash outflows from financing activities of $4.2 million, resulting from pay downs on its revolving credit facility of $1.5 million, payments of bank debt of $2.2 million and capital lease obligations of $0.5 million.

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

                                 ROLLER BEARING COMPANY OF AMERICA, INC.


November 9, 2001                    /s/ Michael J. Hartnett
                              ------------------------------------------
                                    By: Michael J. Hartnett
                                    President & Chief Executive Officer
                                    Principal Executive Officer

November 9, 2001                    /s/ Anthony S. Cavalieri
                              ------------------------------------------------
                                    By: Anthony S. Cavalieri
                                    Vice President & Chief Financial Officer
                                    Principal Financial and Accounting Officer

                                    EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

            None