Form 10-Q
period 2001-12-29
ROLLER BEARING CO OF AMERICA INC
filed 2002-02-11
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 29, 2001
                                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to
         _____________


                        Commission file number: 333-33085
                                                ---------


                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  13-3426227
-------------------------------        -----------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
        incorporation)


               60 ROUND HILL ROAD, FAIRFIELD, CT           06430
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

           Class                              Outstanding at February 11, 2002
----------------------------                  --------------------------------
Common stock, $.01 par value                                    100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                                                         PAGE

Part I            Financial Information

Item 1.           Consolidated Balance Sheets -
                         At December 29, 2001 (unaudited) and March 31, 2001                                3

                  Consolidated Statements of Operations - Three months and nine
                         months ended December 29, 2001 (unaudited) and December 30, 2000 (unaudited)       4

                  Consolidated Statements of Cash Flows -
                         Three months and nine months ended December 29, 2001
                         (unaudited) and December 30, 2000 (unaudited)                                      5

                         Notes to Consolidated Financial Statements                                       6 - 13

Item 2.                  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                                   14 - 16

Part II           Other Information                                                                         17

Signatures                                                                                                  18

Exhibit Index                                                                                               19

PART I
 ITEM 1. FINANCIAL INFORMATION

                                    ROLLER BEARING COMPANY OF AMERICA, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 29,   MARCH 31,
                                                                                           2001         2001
                                                                                       -----------   ---------
ASSETS                                                                                  unaudited
      Current assets:
            Cash                                                                        $   4,969    $   3,126
            Accounts receivable, net of allowance for doubtful accounts
               of $243 at December 29, 2001 and $257 at March 31, 2001                     30,923       37,019
            Inventories                                                                    78,864       67,629
            Prepaid expenses and other current assets                                       4,976        3,531
                                                                                        ---------    ---------
               Total current assets                                                       119,732      111,305
                                                                                        ---------    ---------


            Property, plant and equipment, net of accumulated depreciation
               of $54,256 at December 29, 2001 and $47,609 at March 31, 2001               58,910       60,001
            Restricted marketable securities                                                3,000        4,041
            Excess of costs over net assets acquired, net of accumulated amortization
               of $6,424 at December 29, 2001 and $5,823 at March 31, 2001                 25,350       25,951
            Deferred financing costs, net of accumulated amortization of $4,451 at
               December 29, 2001 and $3,759 at March 31, 2001                               3,809        4,501
            Other assets                                                                    1,370        1,390

                                                                                        ---------    ---------
               Total assets                                                             $ 212,171    $ 207,189
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                            $  11,691    $  14,428
            Accrued expenses and other current liabilities                                 13,786       13,349
            Current portion of long-term debt                                              32,629       26,631
            Obligations under capital leases, current portion                                 280          726

                                                                                        ---------    ---------
               Total current liabilities                                                   58,386       55,134
                                                                                        ---------    ---------

            Long-term debt                                                                132,625      134,785

            Capital lease obligations, less current portion                                   615          727

            Other non-current liabilities                                                  10,054       10,109

                                                                                        ---------    ---------
               Total liabilities                                                          201,680      200,755
                                                                                        ---------    ---------

      Commitments and contingencies

      Stockholder's equity:
            Commonstock - $.01 par value; 1,000 shares authorized; issued and outstanding shares:
               100 shares at December 29, 2001 and at March 31, 2001                           --           --
            Additional paid-in capital                                                      9,708        9,708
            Currency translation adjustment                                                   (39)          12
            Retained (deficit) earnings                                                       822       (3,286)

                                                                                        ---------    ---------
               Total stockholder's equity                                                  10,491        6,434

               Total liabilities and stockholder's equity                               $ 212,171    $ 207,189
                                                                                        =========    =========

                                 See Notes to Consolidated Financial Statements

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                             ------------------            -----------------
                                          DECEMBER 29,  DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                              2001         2000           2001           2000
                                          --------------------------------------------------------
Net sales                                  $ 38,675      $ 40,150       $120,676        $125,171

Cost of sales                                26,566        27,285         82,539          84,414
                                          --------------------------------------------------------

     Gross margin                            12,109        12,865         38,137          40,757

Operating expenses:
     Selling, general and administrative      6,237         6,298         18,866          19,439
     Other expense, net of other income         308           377            751             588
                                          --------------------------------------------------------
                                              6,545         6,675         19,617          20,027

     Operating income                         5,564         6,190         18,520          20,730

Other non-operating expense                    --           3,000           --             3,000
Interest expense, net                         3,580         4,275         11,543          11,459
Minority interest                                 7             3             15              13
                                          --------------------------------------------------------

     Income before taxes                      1,977        (1,088)         6,962           6,258

Provision for income taxes                      811          (446)         2,854           2,566
                                          --------------------------------------------------------

     Net income                            $  1,166      $   (642)      $  4,108        $  3,692
                                          ========================================================


                           See Notes to Consolidated Financial Statements

                                    ROLLER BEARING COMPANY OF AMERICA, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)

                                                                                    For the Nine Months Ended
                                                                                    December 29,   December 30,
                                                                                       2001           2000
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $     4,108    $    3,692
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
           Depreciation                                                                   6,753          6,389
           Minority interest                                                                 15             18
           Amortization of excess of costs over net assets acquired                         601            601
           Amortization of deferred financing costs                                         692            567
           Changes in working capital, net of acquisitions:
                   (Increase) decrease in accounts receivable                             6,765          4,223
                   (Increase) decrease in inventories                                   (10,634)        (8,591)
                   (Increase) decrease in prepaid expenses & other current assets        (1,401)        (1,005)
                   (Increase) decrease in other non-current assets                           19             (8)
                   Increase (decrease) in accounts payable & accrued expenses            (3,039)           175
                   Increase (decrease) in other non-current liabilities                     (72)          --
                                                                                    -----------    -----------
           Net cash provided by operating activities                                      3,807          6,061


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant & equipment, net                                        (4,106)        (4,917)
     Acquisition of subsidiaries                                                         (2,128)          --
     Sale of restricted marketable securities                                             1,041            659
                                                                                    -----------    -----------
           Net cash used in investing activities                                         (5,193)        (4,258)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in revolving credit facility                                            7,000         11,500
     Payments of bank term loan                                                          (3,162)        (3,217)
     Dividend paid to parent                                                               --           (3,571)
     Principal payments on capital lease obligations                                       (558)          (685)
                                                                                    -----------    -----------
           Net cash provided by (used in) financing activities                            3,280          4,027


CASH AND CASH EQUIVALENTS:
     Effect of exchange rate changes                                                        (51)          (179)

     Increase during the period                                                           1,843          5,651
     Cash, at beginning of year                                                           3,126          1,051
                                                                                    -----------    -----------
     Cash, at end of period                                                         $     4,969    $     6,702
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
           Interest                                                                 $    13,309    $    13,249
                                                                                    ===========    ===========
           Income taxes                                                             $       136    $     1,131
                                                                                    ===========    ===========


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

The results of operations for the three month and nine month periods ended December 29, 2001 are not necessarily indicative of the operating results for the full year.

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

1.       ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

The Company acquired, during the third quarter of fiscal 2002, through the Company's wholly-owned subsidiary, OBB, certain assets (the "Purchased Assets") used in the design, development, manufacture, assembly and sale of tapered thrust bearings, universal joints, synchronizing rings and GTRAG bearing. The Purchased Assets were purchased from Congress Financial Corporation (Southwest) and LSB Industries, Inc. The sellers acquired the Purchased Assets from Driveline Technologies, Inc. The total cash consideration paid for the Purchased Assets by the Company was $2,127. In addition, OBB has entered into two letter agreements, pursuant to which the sellers and certain other entities shall utilize the Purchased Assets to carry out the contract manufacturing of products for OBB.

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

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of December 29, 2001 and March 31, 2001 and for fiscal quarters and nine months ended December 29, 2001 and December 30, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

                                                                                     NON        CORPORATE
AS OF DECEMBER 29, 2001                                      SUBSIDIARY       SUBSIDIARY              AND            TOTAL
                                                             GUARANTORS       GUARANTORS        DIVISIONS          COMPANY
Cash                                                                (60)           1,705            3,324            4,969
Accounts receivable, net                                          6,236            3,192           21,495           30,923
                                                                                                        -
Raw materials                                                     1,322              496            1,850            3,668
Work in process                                                  11,326            1,547            6,172           19,045
Finished goods                                                   26,297            3,422           26,432           56,151
                                                       --------------------------------------------------------------------
Inventories                                                      38,945            5,465           34,454           78,864
Prepaid expense & other current assets                              629              518            3,829            4,976
                                                       --------------------------------------------------------------------
   Total current assets                                          45,750           10,880           63,102          119,732

Property, plant and equipment, net                               33,510            3,144           22,256           58,910

Restricted marketable securities                                  1,825                -            1,175            3,000
Excess of cost over net assets acquired, net                      8,110                -           17,240           25,350
Deferred financing costs, net                                         -                -            3,809            3,809
Other assets                                                    (2,128)              231            3,267            1,370
                                                       --------------------------------------------------------------------
   Total assets                                                  87,067           14,255          110,849          212,171
                                                       ====================================================================

Accounts payable                                                  5,101            1,187            5,403           11,691
Interco payable(receivable)                                      63,003            (127)          (62,876)               -
Interco loan                                                          -            1,740           (1,740)               -
Accrued expenses and other current liabilities                    3,544              366            9,876           13,786
Current portion of long-term debt                                   198            1,806           30,625           32,629
Obligations under capital leases                                    181                -               99              280
                                                       --------------------------------------------------------------------
   Total current liabilities                                     72,027            4,972          (18,613)          58,386

Long term debt                                                    3,577            3,548          125,500          132,625
Capital lease obligations, less current portion                      95                -              520              615
Other non-current liabilities                                     1,019              111            8,924           10,054
                                                       --------------------------------------------------------------------
  Total liabilities                                              76,718            8,631          116,331          201,680

Stockholder's equity (deficit):
  Common stock                                                        -               63              (63)               -
  Additional paid in capital                                          -                -            9,708            9,708
  Currency translation adjustment                                     -                -              (39)             (39)
   Total retained earnings (deficit)                             10,349            5,561          (15,088)             822
                                                       --------------------------------------------------------------------
 Total stockholder's equity (deficit)                            10,349            5,624           (5,482)          10,491

Total liabilities & stockholder's equity                         87,067           14,255          110,849          212,171
                                                       ====================================================================

AS OF MARCH 31, 2001

Cash                                                               (504)           2,317            1,313            3,126
Accounts receivable, net                                         12,118            3,705           21,196           37,019

Raw materials                                                     1,379              431              968            2,778
Work in process                                                   9,891            1,336            5,573           16,800
Finished goods                                                   21,486            2,762           23,803           48,051
                                                       --------------------------------------------------------------------
Inventories                                                      32,756            4,529           30,344           67,629
Prepaid expense & other current assets                               73              438            3,020            3,531
                                                       --------------------------------------------------------------------
   Total current assets                                          44,443           10,989           55,873          111,305

Property, plant and equipment, net                               32,871            3,274           23,856           60,001

Restricted marketable securities                                  2,463                -            1,578            4,041
Excess of cost over net assets acquired, net                      6,111                -           19,840           25,951
Deferred financing costs, net                                         -                -            4,501            4,501
Other assets                                                          -              221            1,169            1,390
                                                       --------------------------------------------------------------------
   Total assets                                                  85,888           14,484          106,817          207,189
                                                       ====================================================================



Accounts payable                                                  6,913            1,253            6,262           14,428
Interco payable(receivable)                                      63,579              749          (64,328)               -
Interco loan                                                          -            1,740           (1,740)               -
Accrued expenses and other current liabilities                    4,600              805            7,944           13,349
Current portion of long-term debt                                   194            1,687           24,750           26,631
Obligations under capital leases                                    273                -              453              726
                                                       --------------------------------------------------------------------
   Total current liabilities                                     75,559            6,234          (26,659)          55,134

Long term debt                                                    3,681            4,229          126,875          134,785
Capital lease obligations, less current portion                     203                -              524              727
Other non-current liabilities                                     1,020              166            8,923           10,109
                                                       --------------------------------------------------------------------
  Total liabilities                                              80,463           10,629          109,663          200,755

Stockholder's equity (deficit):
  Common stock                                                        -               63              (63)               -
  Additional paid in capital                                          -                -            9,708            9,708
  Currency translation adjustment                                     -                -               12               12
   Total retained earnings (deficit)                              5,703            3,792          (12,781)          (3,286)
                                                       --------------------------------------------------------------------
 Total stockholder's equity (deficit)                             5,703            3,855           (3,124)           6,434

Total liabilities & stockholder's equity                         86,166           14,484          106,539          207,189
                                                       ====================================================================


                                                                                     NON        CORPORATE
                                                             SUBSIDIARY       SUBSIDIARY              AND            TOTAL
THIRD QUARTER FY 2002                                        GUARANTORS       GUARANTORS        DIVISIONS          COMPANY
Net sales                                                        17,258            3,725           17,692           38,675

Cost of sales                                                    13,382            2,527           10,657           26,566
                                                        -------------------------------------------------------------------

    Gross margin                                                  3,876            1,198            7,035           12,109

Operating expenses:
    Selling, general and administrative                           1,396              859            3,982            6,237
    Other expense, net of other income                               56                -              252              308
                                                       --------------------------------------------------------------------
                                                                  1,452              859            4,234            6,545

    Operating income                                              2,424              339            2,801            5,564

Interest expense, net                                                21               91            3,468            3,580
Minority interest                                                     -                7                -                7
                                                       --------------------------------------------------------------------

    Income before taxes                                           2,403              241             (667)           1,977

Provision for income taxes                                          985               99             (273)             811
                                                       --------------------------------------------------------------------

    Net income                                                    1,418              142             (394)           1,166
                                                       ====================================================================

THIRD QUARTER FY 2001

Net sales                                                        19,475            2,941           17,734           40,150

Cost of sales                                                    13,961            2,050           11,274           27,285
                                                       --------------------------------------------------------------------

    Gross margin                                                  5,514              891            6,460           12,865

Operating expenses:
    Selling, general and administrative                           1,251              552            4,495            6,298
    Other expense, net of other income                               56                -              321              377
                                                       --------------------------------------------------------------------
                                                                  1,307              552            4,816            6,675

    Operating income                                              4,207              339            1,644            6,190

Other non-operating expense                                           -                -            3,000            3,000
Interest expense, net                                                17              118            4,140            4,275
Minority interest                                                     -                3                -                3
                                                       --------------------------------------------------------------------

    Income before taxes                                           4,190              218           (2,496)          (1,088)

Provision for income taxes                                        1,718               89           (2,253)            (446)
                                                       --------------------------------------------------------------------
    Net income                                                    2,472              129             (243)            (642)
                                                       ====================================================================






NINE MONTHS FY 2002

Net sales                                                        53,232           11,222           56,222         120,676

Costt of Sales                                                   41,011            7,463           34,065           82,539
                                                       --------------------------------------------------------------------
    Gross margin                                                 12,221            3,759           22,157           38,137

Operating expenses:
    Selling, general and administrative                           4,104            2,313           12,449           18,866
    Other expense, net of other income                              168                -              583              751
                                                       --------------------------------------------------------------------
                                                                  4,272            2,313           13,032           19,617

    Operating income                                              7,949            1,446            9,125           18,520

Interest expense, net                                                75              297           11,171           11,543
Minority interest                                                     -               15                -               15
                                                       --------------------------------------------------------------------
    Income before taxes                                           7,874            1,134           (2,046)           6,962

Provision for income taxes                                        3,228              465             (839)           2,854
                                                       --------------------------------------------------------------------

    Net income                                                    4,646              669           (1,207)           4,108
                                                       ====================================================================

NINE MONTHS FY 2001

Net sales                                                        38,813            7,117           79,241          125,171

Cost of sales                                                    28,212            4,931           51,271           84,414
                                                       --------------------------------------------------------------------

    Gross margin                                                 10,601            2,186           27,970           40,757

Operating expenses:
    Selling, general and administrative                           2,688            1,297           15,454           19,439
    Other expense, net of other income                              112                -              476              588
                                                       --------------------------------------------------------------------
                                                                  2,800            1,297           15,930           20,027

    Operating income                                              7,801              889           12,040           20,730

Other non-operating expense                                           -                -            3,000            3,000
Interest expense, net                                                38              222           11,199           11,459
Minority interest                                                     -                7                6               13
                                                       --------------------------------------------------------------------

    Income before taxes                                           7,763              660           (2,165)           6,258

Provision for income taxes                                        3,183              271             (887)           2,566
                                                       --------------------------------------------------------------------

    Net income                                                    4,580              389           (1,278)           3,692
                                                       ====================================================================

                                                                                     NON         CORPORATE
NINE MONTHS ENDED DECEMBER 29, 2001                             SUBSIDIARY       SUBSIDIARY             AND            TOTAL
                                                                GUARANTORS       GUARANTORS       DIVISIONS          COMPANY
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       4,646              669          (1,207)           4,108
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                 2,734              342           3,677            6,753
        Minority interest                                               --               15              --               15
        Amortization of excess of costs over net assets acquired       168               --             433              601
        Amortization of deferred financing costs                        --               --             692              692
        Changes in working capital, net of acquisitions:
           (Increase) decrease in current assets                    (6,235)             (40)            935           (5,340)
           (Increase) decrease in non-current assets                    --               (8)             27               19
           Increase (decrease) in current liabilities                1,189             (320)         (3,908)          (3,039)
           Increase (decrease) in non-current liabilities               --               --              (2)              (2)
                                                                  -----------------------------------------------------------
        Net cash provided by operating activities                    2,502              658             647            3,807

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant & equipment, net                    (2,392)            (527)         (1,187)          (4,106)
    Acquisition of subsidiaries                                         --               --          (2,128)          (2,128)
    Sale of restricted marketable securities                           638               --             403            1,041
                                                                  -----------------------------------------------------------
        Net cash used in investing activities                       (1,754)            (527)         (2,912)          (5,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in revolving credit facility                                              7,000            7,000
    Payments of bank term loan                                        (100)            (743)         (2,319)          (3,162)
    Principal payments on capital lease obligations                   (204)              --            (354)            (558)
                                                                  -----------------------------------------------------------
        Net cash (used in) provided by financing  activities          (304)            (743)          4,327            3,280




CASH AND CASH EQUIVALENTS:
    Effect of exchange rate changes                                     --               --             (51)             (51)
    Increase during the period                                         444             (612)          2,011            1,843
    Cash, at beginning of year                                        (504)           2,317           1,313            3,126
                                                                  -----------------------------------------------------------
    Cash, at end of period                                             (60)           1,705           3,324            4,969
                                                                  ===========================================================

NINE MONTHS ENDED DECEMBER 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         977             (642)          3,357            3,692
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                 2,643              312           3,434            6,389
        Minority interest                                               --               18              --               18
        Amortization of excess of costs over net assets acquired       168               --             433              601
        Amortization of deferred financing costs                        --               --             567              567
        Changes in working capital, net of acquisitions:
           (Increase) decrease in current assets                    (6,607)             719             515           (5,373)
           (Increase) decrease in non-current assets                    --              (18)             10               (8)
           Increase (decrease) in current liabilities                4,416            1,609          (5,850)             175
           Increase (decrease) in non-current liabilities              286              162            (448)              --
                                                                  -----------------------------------------------------------
        Net cash provided by operating activities                    1,883            2,160           2,018            6,061


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant & equipment, net                    (2,399)            (256)         (2,262)          (4,917)
    Sale of restricted marketable securities                           285               --             374              659
                                                                  -----------------------------------------------------------
        Net cash used in investing activities                       (2,114)             256          (1,888)          (4,258)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in revolving credit facility                --               --          11,500           11,500
    Payments of bank term loan                                        (133)            (119)         (2,965)          (3,217)
    Dividend paid to parent                                             --               --          (3,571)          (3,571)
    Principal payments on capital lease obligations                   (137)              --            (548)            (685)
                                                                  -----------------------------------------------------------
        Net cash (used in) provided by financing activities           (270)            (119)          4,416            4,027

CASH AND CASH EQUIVALENTS:
    Effect of exchange rate changes                                     --               --            (179)            (179)
    Increase during the period                                        (501)           1,785           4,367            5,651
    Cash, at beginning of year                                          (3)             532             522            1,051
                                                                  -----------------------------------------------------------
    Cash, at end of period                                            (504)           2,317           4,889            6,702
                                                                  ===========================================================

In addition, in connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). Approximately $18,600 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of December 29, 2001 the Company had the ability to borrow up to an additional $7,300 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                        December 29, 2001  March 31, 2001
                                                                        -----------------  --------------
SENIOR SUBORDINATED NOTES PAYABLE                                                $110,000        $110,000

CREDIT FACILITY
---------------

Term Loan, payable in quarterly installments of $250,
commencing December 30, 1997, increasing annually thereafter to $1,375 from September 30, 2001 with final payment due
June 30, 2002; bears interest at variable rates, payable monthly
and quarterly for prime and LIBOR-based elections, respectively                     4,125           6,625

REVOLVING CREDIT FACILITY BORROWINGS OUTSTANDING                                   26,500          19,500

SWISS CREDIT FACILITY
---------------------
Term Loan, payable in quarterly installments of approximately
$287, commencing March 2001, increasing thereafter to
approximately $430 from March 2004; bears interest at variable
rates, payable quarterly                                                            4,881           5,461

SCHAUBLIN NOTE
--------------
Term Loan bears interest at 5%                                                        473             454

OTHER LOANS                                                                           775             876
-----------

INDUSTRIAL DEVELOPMENT REVENUE BONDS
------------------------------------

Series 1994 A due in annual installments of $180 beginning
September 1, 2006, graduating to $815 on September 1, 2014
with final payment due on September 1, 2017;  bears interest at
a variable rate,  payable  monthly through December 2017                            7,700           7,700

Series  1994 B  bears  interest  at a  variable  rate,  payable  monthly
through December 2017                                                               3,000           3,000

Series 1998 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through December
2021                                                                                3,000           3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                      4,800           4,800
                                                                                 --------        --------

TOTAL DEBT                                                                        165,254         161,416

LESS:  CURRENT PORTION                                                             32,629          26,631
                                                                                 --------        --------

LONG-TERM DEBT                                                                   $132,625        $134,785
                                                                                 ========        ========


The current portion of long-term debt as of December 29, 2001 and March 31, 2001 includes $26,500 and $19,500, respectively borrowing on the Revolving Credit Facility, which is borrowed on and paid down periodically throughout the year.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization will no longer be permitted after March 30, 2002. The statement will require an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment. Additionally, Statement No. 141 will require all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Whereas, Statement No. 141 is effective for all business combinations initiated after June 30, 2001, Statement No. 142 requires the Company to continue to amortize goodwill existing at June 30, 2001 through the end of fiscal 2002, ceasing goodwill amortization on March 31, 2002 (the start of fiscal year 2003).

Amortization charges for the nine month period ended December 29, 2001 were $0.6 million with a charge of $0.2 million expected for the last fiscal quarter of the current fiscal year. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

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

4.       COMPREHENSIVE INCOME

Total comprehensive income is as follows:

                                             Fiscal Quarter Ended           Nine Months Ended
                                             --------------------           -----------------
                                         December 29,    December 30,   December 29,   December 30,
                                             2001           2000            2001           2000
                                             ----           ----            ----           ----
Net income                                 $ 1,166        $  (642)        $ 4,108         $ 3,692
Foreign currency translation adjustments         1           (151)            (51)           (179)
                                           -------        -------         -------         -------
Total comprehensive income                 $ 1,167        $  (793)        $ 4,057         $ 3,513
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

The following discussion addresses the financial condition of the Company as of December 29, 2001 and the results of its operations for the three month and nine month periods ended December 29, 2001, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 31, 2001 included in the Form 10-K.

THREE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2000

Net sales for the quarter ended December 29, 2001 were $38.7 million, a decrease of $1.5 million or 3.7% from the quarter ended December 30, 2000. The decrease in net sales is primarily attributed to slower shipments of aircraft products and softness in the OEM heavy truck and industrial aftermarkets.

Gross margin decreased by $0.8 million or 5.9% to $12.1 million for the quarter ended December 29, 2001, as compared to last year. Gross margin as a percentage of net sales decreased 0.7%, from 32.0% for the third quarter of fiscal 2001, to 31.3% for the third quarter of fiscal 2002. This decrease is primarily the result of product mix.

Selling, general and administrative ("SG&A") expenses for the third quarter of fiscal 2002 remained constant from last year's third quarter, at $6.3 million.

Operating income decreased by $0.6 million or 11.3% to $5.6 million for the quarter ended December 29, 2001 compared to $6.2 million for the quarter ended December 30, 2000. The decrease primarily resulted from lower gross margin.

Other non-operating expenses of $3.0 million in the third quarter of fiscal 2001 represents certain fees and expenses associated with an investment in Holdings by Whitney. There were no comparable expenses in the third quarter of fiscal 2002.

Interest expense for the third quarter of fiscal 2002 was $3.6 million compared to $4.2 million for the third quarter of fiscal 2001, primarily due to lower interest rates on the outstanding revolving credit facility and bank term loan balances.

Income before taxes increased $3.1 for the quarter ended December 29, 2001 to $2.0 million from a loss before taxes of $1.1 million for the quarter ended December 30, 2000, primarily as a result of the third quarter 2001 non-operating expense of $3.0 million and the lower interest expense of $0.7 million and was partially offset by lower operating income in the third quarter of fiscal 2002 of $0.6 million.

Net income for the quarter ended December 29, 2001 reflects a tax provision of $0.8 million compared to a tax benefit of $0.4 million for the quarter ended December 30, 2000. Net income increased by $1.8 million to $1.2 million from a net loss of $0.6 million for last year, as a result of the higher income before taxes, and was somewhat offset by the associated higher income tax provision.

NINE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 30, 2000

The Company's net sales were $120.7 million in the first nine months of fiscal 2002 and $125.2 million in the first nine months of fiscal 2001. The decrease of $4.5 million in fiscal 2002 is primarily due to slower shipments of aircraft products and softness in the OEM heavy truck and industrial aftermarkets.

Gross margin decreased by approximately 6.4% or $2.6 million, to $38.1 million for the first nine months of fiscal 2002 from $40.7 million for the first nine months of fiscal 2001. Gross margin as a percentage of net sales decreased from 32.6% to 31.6%, primarily as a result of volume/mix.

Selling, general and administrative ("SG&A") expenses decreased by $0.6 million, to $18.9 million in the first nine months of fiscal 2002 from $19.5 million in the first nine months of fiscal 2001 primarily due to cost conservation efforts in compensation and marketing expenditures. Other operating expenses increased by $0.1 million in the first nine months of fiscal 2002, primarily due to outside management fees.

Operating income decreased $2.2 million, to $18.5 million for the first nine months of the current fiscal year versus $20.7 million for the first nine months of fiscal 2001 primarily due to the lower gross margin and was partially offset by lower SG&A expenses.

Other non-operating expenses of $3.0 million in the first nine months of fiscal 2001 represents certain fees and expenses associated with an investment in Holdings by Whitney. There were no comparable expenses in the first nine months of fiscal 2002.

Interest expense for the first nine months of fiscal 2002 was $11.5 million for both the nine month fiscal periods in 2002 and 2001.

Income before taxes increased $0.7 for the nine months ended December 29, 2001 to $7.0 million from $6.2 million for the nine months ended December 30, 2000, as a result of the non-operating expense in the first nine months of fiscal 2001, and was partially offset by the lower operating income in the first nine months of fiscal 2002.

Net income for the nine months ended December 29, 2001 reflects a tax provision of $2.9 million compared to $2.6 million for the nine months ended December 30, 2000. Net income increased by $0.4 million to $4.1 million from $3.7 million for last year, as a result of higher income before taxes and the resulting higher income tax provision.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended December 29, 2001, the Company provided cash of $3.8 million from operating activities compared to $6.1 million for the comparable period last year. The decrease of $2.3 million is primarily the result of an increase in non-cash working capital of $3.1 million, and is partially offset by an increase in depreciation and deferred finance fee non-cash recapture of $0.4 million, and a decrease in net income of $0.4 million.

Cash used for investing activities for the nine months ended December 29, 2001 consisted of $4.1 million relating to capital expenditures compared to $4.9 million for the nine months ended December 30, 2000. During the fiscal nine months ended December, 29, 2002, the company invested $2.1 million in a subsidiary. Additionally, in the nine months ended December 29, 2001, $1.0 million was remitted to the Company in connection with qualifying equipment purchases related to an Industrial Revenue Bond, compared to $0.7 million in the first nine months of fiscal 2001.

For the nine months ended December 29, 2001, the Company had net cash inflows from financing activities of $3.3 million resulting from increased borrowings on its revolving credit facility of $7.0 million, payments on bank debt of ($3.2) million and payments on capital lease obligations of ($0.5) million. In the first nine months of fiscal 2001, the Company had net cash inflows from financing activities of $4.1 million, resulting from increased borrowings on its revolving credit facility of $11.5 million, payments of bank debt of ($3.2) million and capital lease obligations of ($0.6) million and a dividend payment to parent of ($3.6) million.

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

                                ROLLER BEARING COMPANY OF AMERICA, INC.

February 7, 2002                    /s/ Michael J. Hartnett
                                ----------------------------------------------
                                    By: Michael J. Hartnett
                                    President & Chief Executive Officer
                                    Principal Executive Officer

February 7, 2002                    /s/ Anthony S. Cavalieri
                                ----------------------------------------------
                                    By: Anthony S. Cavalieri
                                    Vice President & Chief Financial Officer
                                    Principal Financial and Accounting Officer

                                    EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

                  None