Form 10-K
period 2002-03-30
ROLLER BEARING CO OF AMERICA INC
filed 2002-08-13
CIK 1042465

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended March 30, 2002 or

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-33085


                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                13-3426227
     (State or other jurisdiction of         (IRS Employer Identification No.)
              incorporation)

60 ROUND HILL ROAD, FAIRFIELD, CT                          06430
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

Yes /X/           No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          As of August 9, 2002, there were 100 shares of the registrant's Common Stock outstanding, all of which were held by Roller Bearing Holding Company, Inc., a Delaware corporation. There is no public market for the registrant's Common Stock.

Documents Incorporated by Reference: None

          THIS ANNUAL REPORT OF ROLLER BEARING COMPANY OF AMERICA, INC. (THE "COMPANY") ON FORM 10-K CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS, AS CONTEMPLATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "INTEND," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR COMPARABLE TERMINOLOGY AND FORWARD-LOOKING STATEMENTS MAY ADDRESS, AMONG OTHER THINGS, EXPECTED GROWTH, BUSINESS STRATEGIES, FUTURE REVENUES, FUTURE SALES, FUTURE OPERATING PERFORMANCE, PLANS, OBJECTIVES, GOALS AND STRATEGIES OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED UPON INFORMATION CURRENTLY AVAILABLE IN WHICH THE COMPANY'S MANAGEMENT SHARES ITS KNOWLEDGE AND JUDGMENT ABOUT FACTORS THAT IT BELIEVES MAY MATERIALLY AFFECT THE COMPANY'S PERFORMANCE. THE FORWARD-LOOKING STATEMENTS ARE MADE IN GOOD FAITH BY THE COMPANY AND ARE BELIEVED BY THE COMPANY TO HAVE A REASONABLE BASIS. HOWEVER, SUCH STATEMENTS ARE SPECULATIVE, SPEAK ONLY AS OF THE DATE MADE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED. FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS AND COMPETITION, THE CYCLICAL NATURE OF THE COMPANY'S TARGET MARKETS, PARTICULARLY, THE AEROSPACE INDUSTRY, THE COST OF RAW MATERIALS AND THE COMPANY'S ABILITY TO PASS COST INCREASES TO ITS CUSTOMERS, THE ABILITY OF THE COMPANY TO EXPAND INTO NEW MARKETS, THE ABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS, AND OTHER FACTORS DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WELL AS OTHER FACTORS DISCUSSED FROM TIME TO TIME IN THE REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

          The Company conducts and operates its business through four divisions and eight wholly owned subsidiaries: the RBC division; the Heim Bearings ("Heim") division; the Transport Dynamics Corporation ("TDC") division; the Engineered Components Division ("ECD"); and RBC Nice Bearings, Inc. ("Nice"); RBC Linear Precision Products, Inc. ("LPP"); Bremen Bearings, Inc. ("Bremen"); Industrial Tectonics Bearings Corporation ("ITB"); Miller Bearing Company, Inc. ("Miller"), Tyson Bearing Company, Inc. ("Tyson"), RBC Schaublin S.A. ("Schaublin") and RBC Oklahoma, Inc. ("RBC Oklahoma"). The Company also produces component parts for further manufacture at other RBC plants at its Engineered Components Division ("ECD") and its RBC de Mexico subsidiary ("Mexico").

HISTORY AND RECENT DEVELOPMENTS

          The Company was incorporated in Delaware in 1987. In July 1991, the Company's Chairman, President and Chief Executive Officer,
Dr. Michael J. Hartnett, teamed up with affiliates of Aurora Capital Partners, L.P. ("Aurora") to implement a plan to acquire a series of small to medium size domestic companies in the roller and ball bearing industry. In March 1992, the Company's capital stock was acquired for $52 million by RBC Acquisition Company (which was incorporated in March 1992 as a Delaware corporation), which was subsequently merged into the Company and the Company became a wholly-owned subsidiary of Roller Bearing Holding Company, Inc. ("Holdings"). The Company has acquired complementary bearing companies and integrated them effectively into its existing operations. Following an acquisition, management typically rationalizes operations, reduces overhead costs, develops additional cross-selling opportunities and establishes new customer relationships.

          From 1992 to 1999, the Company has acquired TDC, a manufacturer of plain bearings, for $5.8 million; Heim, a leading producer of rod end and ball bearings, for $6.8 million; LPP, a pioneer in grinding techniques for precision ball bearing screws, for $5.5 million; Nice, the oldest active brand name in the domestic bearing industry, for $7.5 million; and the assets of Bremen and Miller, manufacturers of rollers and needle bearings, for approximately $5.3 million and $11.1 million, respectively. In fiscal 2000, the Company acquired through its subsidiary, Tyson, assets used in the manufacturing of tapered roller bearings, and through its subsidiary, Schaublin, assets used in the manufacturing of collets and bearings, for $10.2 million and $8.3 million, respectively. In fiscal 2002, the Company acquired through its subsidiary, RBC Oklahoma, assets used in the manufacturing of tapered thrust bearing, universal joints, synchronizing rings and GTRAG bearings, for $2.4 million.

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

          WHITNEY INVESTMENT

          During fiscal 2001, Whitney Acquisition II, Corp. ("Whitney"), an affiliate of the private equity firm Whitney & Co., purchased 23,682.65 shares (the "Whitney Shares") of Holdings Class A Common Stock (as defined below) at a price of $3,018.33 per share. The Whitney Shares were acquired from various stockholders of Holdings, but none were purchased directly from Holdings. The Whitney Shares represented, in the aggregate, 65.25% of the outstanding capital stock of Holdings on a fully diluted basis on March 30, 2002. As discussed below, Dr. Michael J. Hartnett, Chairman, President and Chief Executive Officer of the Company, however, controls 51% of the voting interest of Holdings.

          Whitney acquired the Whitney Shares pursuant to the following agreements: (a) a Stock Purchase Agreement, dated November 20, 2000, by and among Holdings, Whitney, Michael J. Hartnett and Hartnett Family Investments, L.P., (b) a Stock Purchase Agreement, dated November 20, 2000 by and among Whitney, Merban Equity, OCM Principal Opportunities Fund, L.P. and various of their respective past or present affiliates, (c) a letter agreement, dated December 18, 2000, by and between Whitney and Credit Suisse First Boston Corporation, and (d) a Stock Purchase Agreement, dated January 5, 2001, by and among Whitney and the stockholders of Holdings a party thereto. As an inducement to Whitney to acquire the Whitney Shares, Holdings provided certain representations, warranties and indemnities pursuant to the Stock Purchase Agreement referenced in clause (a) above.

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

          During July 2002, Whitney purchased an aggregate of 230,000 shares of Holdings Class B Exchangaeable Convertible Participating Prefered Stock and Dr. Michael J. Hartnett, the Company's President, Chief Executive Officer and Chairman of the Board, purchased 10,000 shares of such issue in exchange for aggregate gross proceeds of approximately $24.0 million. Please see "Certain Relationships and Related Transactions" below. The rights and priviliges of the Class B Preferred Stock are described in note 14 to the Company's financial statements. Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company's cash on hand to repurchase approximately $30.4 million in principal amount at maturity of the Discount Debentures. This repurchase satisfied Holdings' obligation to make a scheduled redemption payment relating to the Discount Debentures in December 2002.

          Dr. Hartnett currently owns approximately 0.004% (approximately 23.39% on a fully diluted basis) of the outstanding capital stock of Holdings, and, through the operation of provisions of Holdings' certificate of incorporation, he has the power to control a majority of the voting rights of all capital stock of Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

          NEW CREDIT FACILITY

          On May 30, 2002 the Company and its domestic subsidiaries entered into a $94 million senior secured credit facility, dated May 30, 2002, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, consisting of a $40 million term loan and a $54 million revolving credit facility. In connection with the new credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property. In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of its capital stock in its directly owned foreign subsidiaries.

          The proceeds of the term loan were used to pay off the Company's senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes. In addition, the Company has secured the letters of credit issued in connection with its existing senior credit facility pursuant to its new credit facility. The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.

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

          The Recapitalization was financed with the proceeds from the issuance by the Company of $110 million of 9 5/8% Senior Subordinated Notes due 2007 (the "Notes"), the incurrence by the Company of $16 million of term loans, the issuance by Holdings of approximately $74.8 million in Senior Secured Discount Debentures (the "Discount Debentures") and warrants (the "Discount Warrants") to purchase 6,731 shares of Class A Common Stock, par value $.01 per share, of Holdings ("Class A Common Stock") for an aggregate gross consideration of $40 million. The term loans were a part of the senior credit facilities of the Company with a group of lenders, which was replaced by a new senior credit facility on May 30, 2002 (as discussed below).

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

          Additionally, in connection with the Recapitalization, (i) the Company paid a dividend to Holdings in the amount of approximately $56.9 million (the "Dividend") to finance the Recapitalization, (ii) Holdings used the proceeds of the Dividend and the proceeds from the sale of the Discount Debentures and the Discount Warrants, to redeem Holdings Common Stock and Preferred Stock and to purchase Holdings Warrants for aggregate consideration of approximately $92.2 million, (iii) Holdings assigned its rights to purchase certain shares of Holdings Common Stock and Holdings Warrants under the Recapitalization Agreement to Dr. Michael J. Hartnett, certain affiliates of CSFB, OCM Principal Opportunities Fund, L.P. (the "Oaktree Fund"), Kirk Morrison, The Sommers Family Trust and Mitchell Quain, (iv) Holdings repurchased (the "Hartnett Repurchase") 1,250 Holdings Warrants from Dr. Hartnett for an amount per share of Holdings Common Stock underlying such Holdings Warrants equal to $514 less the approximately $77 exercise price of such warrants (an aggregate of approximately $550,000), (v) Holdings issued warrants exercisable for 1,250 shares of Class B Supervoting Common Stock, par value $.01 per share, of Holdings ("Class B Common Stock") at an exercise price of $514 per share to Dr. Hartnett, (vi) Holdings loaned $500,000 to Dr. Hartnett (the "Hartnett Loan") to finance a portion of his purchase of Holdings Common Stock and Holdings Warrants referred to in clause (iii) above, (vii) Holdings paid to Dr. Hartnett a fee of $1 million (the "Hartnett Fee"), (viii) Holdings converted all of Dr. Hartnett's shares of Holdings Common Stock into shares of Class B Common Stock, and amended all Holdings Warrants held by Dr. Hartnett to provide that they be exercisable for shares of Class B Common Stock, (ix) the Company repaid outstanding indebtedness of approximately $52.1 million on its then existing revolving credit facility and its then existing term loan both with Heller Financial, Inc., ("Heller") and
(x) the Company and Holdings paid certain other fees and expenses, in the approximate aggregate amount of $10.4 million, payable in connection with the foregoing.

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

          SCHAUBLIN ACQUISITION

          Effective October 1, 1999, Schaublin Holding SA ("Schaublin"), a wholly owned subsidiary of the Company, completed an asset and stock purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price for the acquisition was 14.0 million Swiss Francs, or approximately $8.8 million. In fiscal 2001, an adjustment to the purchase price of Schaublin was made for $520,000, which resulted from a revaluation of the net working capital purchased from the former owners, and a corresponding reduction in the loan payable to the sellers. The purchase price was allocated to the fair value of the net assets of the business.

          RBC OKLAHOMA ACQUISITION

          In a transaction effective as of August 20, 2001, the Company, through its wholly owned subsidiary, RBC Oklahoma, Inc. ("RBC Oklahoma"), purchased certain assets used in the design, development, manufacture, assembly and sale of tapered thrust bearings, universal joints, synchronizing rings and GTRAG bearings, previously owned by Driveline Technologies, Inc., from Prime Financial Corporation and Congress Financial Corporation (Southwest), for an aggregate purchase price of $2.4 million.

PART I

GENERAL

          The Company targets the higher end of the domestic bearing market because it believes the Company's value added manufacturing and engineering capabilities enable it to differentiate itself from its competitors and this sector is more profitable than other sectors in the bearings market. The Company believes that it is the leading supplier to many of its targeted markets and maintains secondary positions in other product markets where it believes market share gains can be achieved. In fiscal 2002 (which commenced on April 1, 2001 and ended on March 30, 2002), the Company had sales to more than 3,000 customers with no single customer amounting to more than 6% of net sales. The Company believes its rapid turnaround on orders, custom designed engineering and strict adherence to quality and reliability provide it with significant competitive advantages.

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

          Although the Company operates as one manufacturing and operational segment, it sells products to various customer markets. During fiscal year 2000, the Company acquired Schaublin S.A. located in Delemont, Switzerland, and the Company's aggregate foreign sales in fiscal 2002 were $29.1 million or 17% of the Company's total sales.

          Approximately 65% of the Company's fiscal 2002 net sales were to the industrial market. The Company believes opportunities exist to increase sales in this market as a result of (i) increasing demand for industrial machinery in both the domestic and international markets, which is expected to expand existing OEM selling opportunities, (ii) growth in aftermarket demand as the installed base continues to expand and (iii) the increased emphasis being placed on maintenance and repair of capital goods given the increasing cost of such items.

          Approximately 35% of the Company's fiscal 2002 net sales were to the aerospace market for applications in commercial and military aviation. The Company provides bearings for virtually every model of commercial aircraft in production, as well as many military applications, and its customers include all major aerospace manufacturers.

          Approximately 10% of the Company's fiscal 2002 aerospace net sales were to the U.S. government. The Company expects sales to this market to remain stable in the foreseeable future due to (i) increased emphasis on repair and maintenance of existing military platforms, (ii) sole source supplier relationships and replacement part sales for existing programs and (iii) long product lives of existing programs, which should ensure steady sales relating to such programs for several years.

BUSINESS STRATEGY

          The Company has developed a business strategy that focuses on maintaining profitability while growing, both internally and through acquisitions.

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

          The domestic bearing market is comprised of three primary product categories: ball bearings, roller bearings and plain bearings. Ball bearings are used for high-speed applications; roller bearings for lower speed, heavily loaded applications and plain bearings for sliding action and misalignment applications.

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

CUSTOMERS AND MARKETS

          The Company supplies bearings to OEMs and distributors in the industrial, aerospace and government markets. The industrial OEM market continues to be the largest market for the Company, accounting for 49% of the Company's fiscal 2002 net sales. While the Company's sales in its target markets have historically been concentrated on OEMs, the Company has recently shifted its focus in the aerospace and industrial markets towards replacement part sales. The Company believes this generates more stable revenues. The Company's top ten customers were responsible for generating 41% of the Company's fiscal 2002 net sales and no single customer was responsible for generating more than 6% of fiscal 2002 net sales. Four of the Company's top ten customers are distributors and the remaining six are OEMs.

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

          The Company manufactures a wide range of roller, ball and plain bearings for industrial uses by customers including Caterpillar, John Deere, Parker Hannifin, Motion Industries, Applied Industrial Technologies, and Kaman. See "Products." Sales to the industrial market accounted for 65% of the Company's fiscal 2002 net sales. Approximately 75% of such sales were to OEMs while 25% were to distributors. Within the industrial market, the Company sells to the construction and mining equipment, material handling, machine tools, semiconductor manufacturing equipment and energy and natural resources markets. The Company believes that the diversification of its sales among the various markets of the industrial bearings market reduces its exposure to downturns in any individual market.

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

          The Company's penetration of the commercial aerospace market expanded through the acquisitions of TDC and Heim. Sales to the aerospace market accounted for 35% of the Company's fiscal 2002 net sales. Of this total, 48% reflected sales to OEMs, 24% were to distributors and the balance of 28% to the U.S. Government. Management estimates that over 75% of commercial aerospace net sales are actually used as replacement parts since a portion of OEM sales also are ultimately intended for replacement market use. The Company supplies bearings for commercial aircraft, commercial aircraft engines and private aircraft manufacturers, as well as to various military contractors for airplanes, helicopters and missile systems.

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

          Government sales are included in aerospace sales described above and accounted for approximately 10% of the Company's fiscal 2002 net sales, consisting primarily of replacement bearings on programs for which the Company is the sole source supplier. Despite cutbacks in the overall defense budget during the 1990s, appropriations for maintenance and repairs for product platforms serviced by the Company have remained stable. Military programs for which the Company supplies component products include airplanes, helicopters, turbine engines and armored vehicles.

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

          PLAIN BEARINGS

          Plain bearings accounted for 33% of the Company's fiscal 2002 net sales. In general, plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings. Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components. Such misalignments are either due to machining inaccuracies or result when components change position relative to each other. Spherical plain bearings are designed for heavy equipment applications. Spherical plain bearings and rod end bearings are used in the aerospace market in the same applications as airframe control ball bearings. Heim and TDC produce Teflon(R) fabric lined sleeves for the aerospace market.

          ROLLER BEARINGS

          Roller bearings are anti-friction bearings that use rollers instead of balls. The Company manufactures four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings. The sale of roller bearings accounted for 42% of the Company's fiscal 2002 net sales. Track rollers have widespread use in heavy industrial machinery applications. The Company is a leading producer of roller bearings for use in helicopters. The Company produces medium sized tapered roller bearings used primarily in heavy truck axle applications. A significant portion of the sales of this product are to the aftermarket. The Company offers several needle roller bearing designs produced at the Bremen and Miller facilities. Needle bearings are used in various industrial applications and in certain U.S. military aircraft platform bearing applications that require high load carrying capability in a confined space. The product is also used as a shaft for another type of bearing or to support rotating components in mechanical or electromechanical devices. The Company produces this product in bearing quality steel but also has the capability to produce this product from various grades of low carbon, stainless or tool steel.

          BALL BEARINGS

          The Company manufactures four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings. Ball bearings accounted for 19% of the Company's fiscal 2002 net sales. High precision aerospace bearings are primarily sold to customers in government or the defense industry that require more technically sophisticated bearing products providing higher degrees of fault tolerance given the criticality of the applications in which they are used. Airframe control ball bearings are precision ball bearings that are plated to resist corrosion and are qualified under a military specification. Thin section ball bearings are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages. The Company is also involved in two niche markets: unground ball bearings and specialty inch and metric ball bearings.

          LINEAR PRECISION PRODUCTS

          LPP produces precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment. Linear precision products accounted for approximately 1% of the Company's fiscal 2002 net sales. LPP's products are primarily used in the machine tool industry where the Company believes significant opportunities to cross-sell the Company's other products, such as collets, exist. LPP supplies products to new, replacement and repair markets.

          LPP has upgraded its precision ball screw repair facility to allow it to focus on this growing market. Management estimates this to be a $60 million market that has been fragmented in the past among many small companies. The Company believes that LPP, as an OEM manufacturer of precision ball screws, it is well positioned to service this industry. As this is a service-oriented business, the opportunity exists for higher margins. The Company does not currently expect this program to have a material impact upon its results of operations or liquidity for at least the next three to five years.

          MACHINE TOOL COLLETS

          Schaublin produces precision machine tool collets that provide effective part holding and accurate part location during machining operations. The machine tool collets accounted for approximately 5% of the Company's fiscal 2002 net sales. The Company believes that significant opportunities to expand sales of this product outside of Europe exist.

ISO CERTIFICATION

          The Company is in the process of achieving ISO Certification throughout its locations and has currently attained the following approvals:

RBC division               ISO 9001
TDC division               ISO 9002 and AS 9100
Heim division              ISO 9002 and AS 9000
Bremen subsidiary          ISO 9002 and QS 9000
Miller subsidiary          ISO 9002 and QS 9000
Tyson subsidiary           ISO 9001
Schaublin subsidiary       ISO 9001

MANUFACTURING AND OPERATIONS

          Using its operating strategy, the Company endeavors to design its manufacturing process so that machine and labor utilization are optimized and total costs are reduced. Cost savings are generated through management of monthly product line profit and loss. On a monthly basis, gross margins of every product line within each product group are reviewed. The Company monitors the progress of its efficiency efforts on an ongoing basis and reacts quickly to resolve problems or capitalize on unanticipated opportunities.

          Custom products are sold at a premium based on factors such as lot size and availability. Management believes it has a thorough understanding of the products and customers in the markets it serves, allowing the Company to utilize aggressive and competitive pricing practices.

          CAPACITY

          The Company's plants currently run on a single shift and light second and third shifts at selected locations to meet the demands of its customers. Management believes that current capacity levels, with annual capital expenditures equal to approximately 4% of sales in turning and grinding equipment in the future, will permit the Company to effectively meet demand levels through at least 2003. Management also believes that as it continues to invest in bearing professionals, the ability to increase capacity and move to full second shifts, if required, could be accomplished without compromising product quality or involving significant additional capital expenditures.

          INVENTORY MANAGEMENT

          The Company's increasing emphasis on the distributor/aftermarket sector has required it to maintain greater inventories of a broader range of products than the OEM market historically demanded. As a result, the Company has implemented an inventory management program designed to balance customer delivery requirements with economically optimal inventory levels. In this program, each product is categorized based on characteristics including order frequency, number of customers and sales volume. Using this classification system, management's primary goal is to maintain a sufficient supply of standard items while minimizing warehousing costs. In addition, production cost savings are achieved by optimizing plant scheduling around inventory levels and customer delivery requirements. This leads to more efficient utilization of manufacturing facilities and minimized plant production changes while maintaining sufficient inventories to service customer needs.

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

          The Company has placed an emphasis on increasing sales to distributors serving the spare parts aftermarket in the Company's key industry markets. Sales to this market tend to be less cyclical as they arise out of end users' needs for replacement bearings on existing equipment. See "Customers and Markets." Management estimates that sales to the replacement market exceeded 60% of the Company's fiscal 2002 sales. Management intends to continue to focus on building distributor sales volume.

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

BACKLOG

          As of March 30, 2002, the Company had a backlog of $82.0 million as compared to a backlog of $78.7 million as of March 31, 2001. The Company continues to maintain a strong backlog of orders. The Company sells many of its products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer. However, due to the nature of many of the products supplied by the Company and the lack of availability of alternative suppliers to meet the demands of such customers' orders in a timely manner, the Company believes that it is not practical or prudent for most customers, including many of the Company's largest customers, to shift their bearing business to other suppliers.

EMPLOYEES

          The Company had approximately 1,415 employees at March 30, 2002.

          Currently, collective bargaining agreements with the United Auto Workers (UAW) cover substantially all of the hourly employees at the Company's West Trenton, New Jersey, Fairfield, Connecticut, and Bremen, Indiana plants, and collective bargaining agreements with the United Steelworkers (USWA) covers substantially all the hourly employees at the Company's Kulpsville, Pennsylvania and Glasgow, Kentucky plants. A collective bargaining agreement with the Association of Swiss Engineering Employers (ASM) covers substantially all of the hourly employees at the Company's Delemont, Switzerland plant. The West Trenton agreement expires on June 30, 2004; the Fairfield agreement expires on January 31, 2005; the Bremen agreement expires on [June 30, 2002]; the Kulpsville agreement expires on October 25, 2002; the Glasgow agreement expires on March 25, 2005; and the Delemont agreement expires on June 30, 2003. All other hourly employees are non-unionized.

          The Company considers its relations with its employees to be satisfactory and has not experienced a significant work stoppage in over fourteen years. However, there can be no assurance that additional employees who are not represented by unions will not elect to be so represented in the future or that any of the collective bargaining agreements will be renewed when they expire or that the Company will not experience strikes, work stoppages or other situations.

          In addition, the Company's business is managed by a small number of key executive officers. Accordingly, the loss of services of certain of these executives, including Dr. Hartnett, could have a material adverse impact on the financial condition and results of operations of the Company. There can be no assurance that the services of such personnel will continue to be available.

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

INTELLECTUAL PROPERTY

          The Company's policy is to file patent applications to protect its technology, inventions and improvements that are important to the development of its business, and to seek trademark protection with respect to its product titles that have achieved brand name recognition. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. The Company and its subsidiaries hold approximately 116 United States and 49 foreign patents (including those covering the RBC Roller(TM) cam follower and Quadlube(TM) spherical plain bearing) and has additional United States patent applications pending. The Company and its subsidiaries also has approximately 72 United States and 117 foreign registered trademarks and 6 United States copyrights. There can be no assurance that such rights will not be infringed upon, that additional patents will be issued as a result of the Company's applications and that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company believes that it would have adequate remedies for any such infringement or use or that claims allowed under such patents or any existing patents will not be challenged or invalidated or would be of adequate scope to protect the Company's technology. The Company does not believe that any individual item of intellectual property is material to its business.

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

          State agencies are currently overseeing investigation, remediation and/or monitoring activities at the Company's facilities in Fairfield, Connecticut, West Trenton, New Jersey, Santa Ana, California and Hartsville, South Carolina. The local regulatory agency recently issued a determination that no further action is required with respect to groundwater at the Rancho Dominguez, California facility. The prior property owners have conducted limited remediation at the Company's Kulpsville, Pennsylvania and Bremen, Indiana facilities.

          The former owners of the above facilities agreed to indemnify the Company for liabilities arising from environmental conditions that existed prior to the date of purchase of such facilities by the Company. Such indemnifications have covered most of the costs of ongoing activities to date, although the Company has relinquished the indemnity for the Fairfield, Connecticut facility. Moreover, there can be no assurance that the indemnities relating to the other facilities, all of which contain negotiated dollar limits, will be adequate to resolve any remaining cleanup liabilities or that the indemnifying parties will perform or continue to perform their indemnification obligations.

          At the Company's two facilities located in California and its facility in New Jersey, the previous owners of the assets purchased by the Company indemnified the Company for liabilities arising from environmental conditions that existed prior to the date of the Company's purchase of such assets, subject to certain thresholds, limitations and caps. Such owners have undertaken or are undertaking cleanup in fulfillment of those indemnification obligations. With respect to the Rancho Dominguez, California facility, the acquisition agreement provides that the previous facility owner is responsible for all further costs to cleanup conditions existing at the time of the transfer of the facility, up to a maximum of the full purchase price. Although some residual contamination remained in groundwater, the local environmental regulatory agency issued a determination in December 2001 that no further remedial action is required at this facility. To the Company's knowledge, any further cleanup costs, if any, are not expected to approach the indemnification cap limit.

          Cleanup has been completed at the Company's Santa Ana, California facility, although groundwater monitoring continues as required by the regional regulatory authority. Currently, the previous owner is working with this regulatory authority to obtain final approval and closure of the now-concluded cleanup activities at this facility. The Company did not contribute toward the costs of cleanup and has not contributed toward the ongoing monitoring costs. To the Company's knowledge, cleanup and monitoring costs have not approached the $4.5 million limit on the previous owner's liability under the acquisition agreement for this facility.

          At the West Trenton, New Jersey facility, the previous facility owner has been investigating and remediating the land where the facility is located since the mid-1980s. The previous owner both indemnified the Company with respect to its cleanup obligations and is performing the cleanup pursuant to a consent order with the New Jersey Department of Environmental Protection. The Company has not contributed to the costs of remediation at this facility and does not expect to do so with respect to conditions existing at the time the Company acquired the facility.

          Each of the Company's Bremen, Indiana facilities formerly had on-site lagoons used for settling process wastewater. In each case, the former owner of the facility discontinued use of the lagoon and removed residual sludge for disposal off-site years before RBC began operations at the facility. With regard to the former SKF facility located at 1342 West Plymouth Street in Bremen, some material from the lagoon was disposed of on-site. Testing of this material revealed that it was not hazardous under the United States Environmental Protection Agency's EP toxicity protocol and some of this material remains on-site. Sampling conducted prior to the Company's acquisition of the business at the site revealed the presence of certain contaminants in soil in another area of the property. The former owner of this facility has indemnified RBC for pre-existing environmental liabilities at this site. At the former Miller Bearings facility located at 225 Industrial Boulevard in Bremen, the former owner removed residual sludge for off-site disposal, and a Phase II environmental sampling investigation at this facility did not reveal the existence of regulated substances in excess of applicable regulatory standards. The former owner of this facility has indemnified RBC for pre-existing environmental liabilities at this site. Neither of the Bremen facilities has been the subject of any regulatory interest in connection with the cleanup of the former lagoons. Although there can be no assurance, the Company does not expect to incur material costs with respect to these former lagoons.

          At the Company's Kulpsville, Pennsylvania facility, the Company is operating an oil water separator installed by a previous owner to remove petroleum from groundwater impacted by releases from an underground storage tank that was removed from the site by the previous owner in the early 1990's. Operation and maintenance costs for this system to date have been minimal. The Company has paid for such costs and has been reimbursed by the prior owner. If the state regulatory agency were to require additional cleanup activities in the future with respect to that area, the Company believes that the cost of that cleanup would be covered by an indemnity from the prior owner. There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner's indemnification obligations to the Company or that the prior owner would honor its indemnity obligations.

          The Company is monitoring groundwater contamination at its Hartsville, South Carolina facility pursuant to a groundwater assessment plan approved by the state in February 2002. This contamination appears to have resulted from an underground storage tank removed from the site prior to the Company's acquisition of the facility. In addition, in the early 1990's, the Company submitted to the state environmental regulatory agency a closure plan for a former wastewater lagoon at the facility. To date, the state agency has not required that the Company take any action with respect to the lagoon. If the agency were to require cleanup activities in the future regarding either the former lagoon or the former tank, the Company believes that the cost of such cleanups would be covered by an indemnity from the prior owner of the facility. There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner's indemnification obligations to the Company or that the prior owner would honor its indemnity obligations.

          Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. Since then, the Company has been working with CTDEP in an effort to develop data showing that no further remedial action is necessary. The Company submitted data to CTDEP in November and December 2001 intended to show that contamination has not migrated off the property. CTDEP has requested additional information, which the Company is in the process of developing. While the Company believes that its total investigation and cleanup costs will not exceed $200,000, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200,000 estimate.

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

ITEM 2. PROPERTIES

          The principal executive offices of the Company are comprised of 13,728 square feet of office space located at the Heim division in Fairfield, Connecticut which it owns. The Company conducts manufacturing in approximately 80,000 square feet at such facility where it manufactures plain bearing product, both Teflon(R) lined and metal to metal and commercial ball bearings. The Company also owns: (i) a facility in Hartsville, South Carolina, consisting of approximately 100,000 square feet of manufacturing space, occupied by the RBC division, at which facility the Company manufacturers the smaller end of all of the RBC division's product lines, and performs the initial machining operations for a large percentage of the product manufactured in the West Trenton, New Jersey facility; (ii) a facility in Kulpsville, Pennsylvania, consisting of approximately 140,000 square feet of manufacturing space, occupied by Nice, at which facility the Company manufactures commercial ground and unground ball bearings; (iii) a facility in Rancho Dominguez, California, consisting of approximately 70,000 square feet of manufacturing space, occupied by ITB, at which facility the Company manufactures high precision ball and roller bearings for the aerospace industry, thin section ball bearings and large diameter cam followers; (iv) a facility in Santa Ana, California consisting of approximately 70,000 square feet of manufacturing space, occupied by the TDC division, at which facility the Company manufactures journal bearings and spherical plain bearings; (v) a facility in Walterboro, South Carolina, consisting of approximately 40,000 square feet of manufacturing space, occupied by LPP, at which facility the Company manufactures ball screws, ball spline and ball screw actuator product lines and (vi) 50,000 square feet of manufacturing space in Bremen, Indiana, occupied by Miller, at which facility the Company produces needle bearings. Additionally the Company leases: (i) 88,000 square feet of manufacturing space in West Trenton, New Jersey, occupied by the RBC division, at which facility the Company manufactures heavy duty needle roller bearings for the aerospace industry as well as the RBC division's larger diameter heavy duty needle roller bearings and single fracture spherical plain bearings; (ii) 20,000 square feet of space in Waterbury, Connecticut, at which facility the Company manufactures thin section bearings, primarily for use by ITB; (iii) a facility in Bremen, Indiana consisting of approximately 64,000 square feet of manufacturing space, occupied by Bremen, at which facility the Company manufacturers needle roller bearings; (iv) approximately 240,000 square feet of manufacturing space in Glasgow, Kentucky, at which facility the Company manufacturers tapered roller bearings; (v) a facility in Delemont, Switzerland, occupied by Schaublin consisting of approximately 131,000 square feet, at which facility the Company manufactures spherical bearings, rod ends, collets and tool holders; (vi) a facility in Reynosa, Tamaulipas, Mexico occupied by RBC de Mexico consisting of approximately 20,000 square feet, at which facility the Company manufactures thin section bearings, primarily for use by ITB; and (vii) a facility in Oklahoma City, Oklahoma, occupied by RBC Oklahoma.

          The lease for the West Trenton, New Jersey facility expires on February 10, 2009, the lease for the Waterbury, Connecticut facility expires on February 28, 2003, a portion of the lease for the Bremen, Indiana facility expires on September 16, 2002, the lease for the Glasgow, Kentucky facility expires on June 30, 2005, the lease for the Delemont, Switzerland facility expires on December 31, 2009 and the lease for the Reynosa, Mexico facility expires on August 1, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          As of March 30, 2002, there were 100 shares of common stock, par value $.01 per share, of the Company ("Company Common Stock") outstanding, all of which were held by Holdings. There is no established public trading market for the Company Common Stock.

          As of March 30, 2002, there were 2,475,460.8 shares of Holdings Class A Common Stock outstanding held by 7 holders and 100 shares of Holdings Class B Common Stock outstanding held by Michael J. Hartnett. In addition, as of March 30, 2002, there were outstanding warrants and options to purchase up to an additional 604,777 shares of Holdings Class A Common Stock and 549,146 shares of Holdings Class B Common Stock.

          All historical and current shares have been adjusted for a 100 for 1 split approved by the Board of Directors and the stockholders of Holdings in July 2001.

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

           See "Item 13. Certain Relationships and Related Transactions" for a description of the July 2002 sale of Class B Exchangeable Convertible Participating Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the fiscal year ended March 30, 2002 has been derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP. The selected financial data presented below for the four-year period ended March 31, 2001 has been derived from the Consolidated Financial Statements of the Company which have been audited by Arthur Andersen LLP. The information presented below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

                                                                    FISCAL YEAR ENDED
                                        -------------------------------------------------------------------------
                                         March 28         April 3          April 1       March 31       March 30
                                          1998(a)         1999(b)          2000(c)         2001         2002(d)
                                                                                                      (unaudited)
                                        -------------------------------------------------------------------------
                                                             (dollars in thousands)
Statement of Operations Data:

Net Sales                               $ 136,009       $  147,932        $ 177,148      $ 176,435      $ 168,331
Operating Income                        $  10,600       $   21,073        $  31,439      $  32,403      $  27,213
Extraordinary Charge, Net               $     625       $        -        $       -      $       -      $       -
Net Income (Loss)                       $  (1,917)      $    3,895        $  10,018      $   7,894      $   6,863

Balance Sheet Data:

Total Assets                            $ 156,405       $  164,819        $ 192,093      $ 207,189      $ 218,021
Total Debt                              $ 136,200       $  145,075        $ 157,582      $ 161,416      $ 161,729
Cash Dividends                          $  56,977       $        -        $       -      $   3,571      $       -
Stockholder's Equity (Deficit)          $ (14,922)      $  (11,027)       $  (1,159)     $   6,434      $  13,373
-----------------------------------------------------------------------------------------------------------------

(a) Includes the results of operations for Bremen following the effective date of its acquisition in July 1997.
(b)  Includes the results of operations for Miller for the full fiscal year
(c) Includes the results of operations for Tyson for the full fiscal year, and the results of Schaublin following the effective date of acquisition of October 1, 1999.
(d) Includes the results of operations for RBC Oklahoma following the effective date of its acquisition in August 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

     NET SALES

          The Company's net sales were $168.3 million in fiscal 2002 and $176.4 million in fiscal 2001, a decrease of $8.1 million, or 4.6%. Net sales related to the RBC Oklahoma acquisition, which was effective August 20, 2001, were $3.7 million in fiscal 2002. Net sales for the Company excluding the RBC Oklahoma acquisition decreased $11.8 million or 6.7% from fiscal 2001, primarily due to softness in the OEM heavy truck market, the industrial aftermarkets and the aerospace MRO market after September 11, 2001.

     GROSS MARGIN

          Gross margin decreased by approximately 10.6% or $6.4 million, to $53.8 million for fiscal 2002 from $60.2 million for fiscal 2001. Gross margin as a percentage of net sales decreased from 34.1% to 31.9%. These decreases are primarily product mix and volume related.

     OPERATING EXPENSES

          Selling, general and administrative ("SG&A") expenses decreased by approximately 5.2%, or $1.4 million, to $25.6 million in fiscal 2002 from $27.0 million in fiscal 2001 primarily due to cost conservation efforts in compensation and marketing expenditures. Other operating expenses increased by $0.1 million in fiscal 2002 to $0.9 million.

     OPERATING INCOME

          Operating income decreased by approximately 16.0%, or $5.2 million, to $27.2 million for fiscal 2002 versus $32.4 million for fiscal 2001. This decrease is primarily attributable to the lower gross margin and was partially offset by lower SG&A expenses.

     NON-OPERATING EXPENSES

          Non-operating expenses of $3.6 million in fiscal 2001 represents certain fees and expenses associated with an investment in Holdings by J.H. Whitney. There were no comparable expense in fiscal 2002.

     INTEREST EXPENSE

          Interest expense for fiscal 2002 was $15.2 million as compared to $15.7 million for fiscal 2001, the decrease in interest expense is primarily due to lower interest rates in effect on the term loan and revolving credit facility.

     INCOME BEFORE TAXES

          Income before taxes decreased by $1.1 million to $12.0 million in fiscal 2002 from $13.1 million in fiscal 2001. This decrease is primarily due to lower operating income of $5.2 million and was offset somewhat by lower interest of $0.5 million and lower non-operating expenses of $3.6 million.

     NET INCOME

          Net income for both fiscal 2002 and fiscal 2001 reflects a tax provision of $5.2 million. Net income decreased by $1.0 million to $6.9 million for fiscal 2002 compared to $7.9 million for fiscal 2001, as a result of the items mentioned above.

FISCAL 2001 COMPARED TO FISCAL 2000

     NET SALES

          The Company's net sales were $176.4 million in fiscal 2001 and $177.1 million in fiscal 2000. Net sales related to the Schaublin acquisition, which was effective October 1, 1999, were $16.0 million in fiscal 2001 and $8.7 million in fiscal 2000. Net sales for the Company excluding the Schaublin acquisition decreased $8.0 million or 4.8% from fiscal 2000, primarily due in part to a softness in the manufacturing sectors, runoff of contracts in Tyson products and delayed shipments of aircraft products.

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

     OPERATING EXPENSES

          Selling, general and administrative ("SG&A") expenses increased by approximately 7.5%, or $1.9 million, to $27.0 million in fiscal 2001 from $25.1 million in fiscal 2000 primarily due to expenses relating to acquisitions. Other operating expenses increased by $0.1 million in fiscal 2001 to $0.8 million.

     OPERATING INCOME

          Operating income increased by approximately 3.0%, or $1.0 million, to $32.4 million for fiscal 2001 versus $31.4 million for fiscal 2000 primarily due to the higher gross margin and was partially offset by higher SG&A expenses.

     NON-OPERATING EXPENSES

          Non-operating expenses of $3.6 million in fiscal 2001 represents certain fees and expenses associated with an investment in Holdings by J.H. Whitney. No comparable expenses were incurred in fiscal 2000.

     INTEREST EXPENSE

          Interest expense for fiscal 2001 was $15.7 million as compared to $15.0 million for fiscal 2000.

     INCOME BEFORE TAXES

          Income before taxes decreased by $3.3 million to $13.1 million in fiscal 2001 from $16.4 million in fiscal 2000, primarily due to the non-operating expenses, which were somewhat offset by increased operating income.

     NET INCOME

          Net income for fiscal 2001 reflects a tax provision of $5.2 million compared to a tax provision of $6.4 million for fiscal 2000. Net income decreased by $2.1 million to $7.9 million for fiscal 2001 compared to $10.0 million for fiscal 2000, primarily due to the non-operating expenses, and was offset somewhat by the decreased income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities was approximately $9.1 million for fiscal 2002, versus $8.7 million in fiscal 2001. The increase of $0.4 million is primarily the result of the net income decrease of $1.0 million combined with an increase in depreciation of $0.5 million, the non-cash tax effect in fiscal 2001 of an exercise of stock options and warrants of $3.1 million, an decrease in the net deferred income tax asset of $0.4 million and working capital changes of $4.4 million.

          Cash used in investing activities increased by $0.3 million to $6.5 million in fiscal 2002 from $6.2 million in fiscal 2001. Acquisition costs increased $2.1 million in fiscal 2002, due to the acquisition of assets by RBC Oklahoma. This investment utilization was somewhat offset by lower capital expenditures in fiscal 2002 compared to fiscal 2001 of $0.7 million and proceeds from the sale of land of $0.6 million and net increase in restricted marketable securities of $0.5 million.

          The Company had net cash inflows from financing activities of $1.1 million primarily due to draw downs on our revolving credit facility of $9.0 million, principal payments on bank loans and capital lease obligations of $7.9 million.

          The Company terminated its previous senior credit facility and the Company and its domestic subsidiaries entered into a $94 million senior secured credit facility (the "New Credit Facility"), dated May 30, 2002, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the "Term Loan") and a $54 million revolving credit facility (the "Revolving Credit Facility"). In connection with the New Credit Facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property. In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of its capital stock in its directly owned foreign subsidiaries.

          The proceeds of the Term Loan were used to pay off the Company's senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes. In addition, the Company has secured the letters of credit issued in connection with its previous senior credit facility pursuant to the New Credit Facility. The Revolving Credit Facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes. As of August 13, 2002 letters of credit in a total amount of $19.1 million were issued under the Revolving Credit Facility. No additional amounts have been drawn under the Revolving Credit Facility.

          Principal and interest payments under the New Credit Facility, interest payments on the Notes, and the funding of acquisitions, represent significant liquidity requirements for the Company. With respect to the Term Loan, the Company will begin to make its required quarterly scheduled principal payments on September 30, 2002. The Term Loan bears interest at a floating rate based upon an interest rate option elected by the Company.

          The Company's ability to incur indebtedness is limited by the terms of the Credit Agreement, the Indenture and the Discount Debentures.

          During July 2002, Whitney and Dr. Michael J. Hartnett, the Company's President and Chief Executive Officer, purchased an aggregate of 240,000 shares of Class B Exchangaeable Convertible Participating Prefered Stock of Holdings in exchange for gross proceeds of $24.0 million. The rights and priviliges of the Class B Preferred Stock are described in note 14 to the Company's financial statements. Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company's cash on hand to repurchase approximately $30.4 million in principal amount at maturity of the Discount Debentures. This repuchase satisfied Holdings' obligation to make a scheduled redemption payment relating to the Discount Debentures in December 2002.

          The Company believes that borrowings available under the Revolving Credit Facility, cash flow from operations and cash on hand will provide adequate funds for its ongoing operations and planned capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

          The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

          For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is at the time of shipment. Revenues earned from providing refurbishing service are recognized when the service is complete.

          The Company also has sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. The Company follows the guidelines of Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (the contract method of accounting).

INVENTORY

          Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method. The Company records adjustments to the value of inventory based upon past sales history and its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations

          Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as "excess-over average") during the early years of a contract.

          If in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to current earnings, thus reducing inventory to estimated realizable value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

          Amortization charges for the year ended March 30, 2002 were $0.8 million. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The Company's Swiss operations utilize the Swiss franc as the functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables. Currency transaction and translation exposures are not hedged as the Company does not use any derivative financial instruments, and transaction gains and losses have not been significant. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars.

          Borrowings of the Company are denominated in U.S. dollars. Management believes that the carrying amount of the Company's borrowings approximates fair value because the interest rates are variable and reset frequently or are reasonable to the quoted market prices of similar debt instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 30, 2002 AND MARCH 31, 2001 AND
      FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED MARCH 30, 2002


Report of Independent Public Accountants - Ernst & Young LLP                     F - 2

Report of Independent Public Accountants - Arthur Andersen LLP                   F - 3

Consolidated Balance Sheets                                                      F - 4

Consolidated Statements of Operations                                            F - 5

Consolidated Statements of Cash Flows                                            F - 6

Consolidated Statements of Stockholder's Equity (Deficit)
          and Comprehensive Income                                               F - 7

Notes to Consolidated Financial Statements                                  F - 8 to F - 31

Schedule II - Valuation and Qualifying Accounts                                   52

ERNST & YOUNG

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of Roller Bearing Company of America, Inc.:

We have audited the accompanying consolidated balance sheet of Roller Bearing Company of America, Inc, (a Delaware corporation and a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) and subsidiaries as of March 30, 2002, and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive income and cash flows for the year ended March 30, 2002. Our audit also included the information as of March 30, 2002, and for the year then ended, included in the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roller Bearing Company of America, Inc. and subsidiaries as of March 30, 2002, and the results of its operations and its cash flow for the year ended March 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP


Stamford, Connecticut
June 21, 2002,
except for Note 14, as to which the date is August 6, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Roller Bearing Company of America, Inc.:

We have audited the accompanying consolidated balance sheet of Roller Bearing Company of America, Inc. (a Delaware corporation and a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholder's equity (deficit) and comprehensive income and cash flows for each of the two years in the period ended March 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the financial position of Roller Bearing Company of America, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                                    /s/  ARTHUR ANDERSEN LLP

Stamford, Connecticut
June 21, 2001

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  MARCH 30,        MARCH 31,
                                                                                                    2002             2001
                                                                                               --------------    -------------
ASSETS

   Current assets:
        Cash                                                                                   $        7,178    $       3,126
        Accounts receivable, net of allowance for doubtful accounts of
             $621 at March 30, 2002 and $257 at March 31, 2001                                         38,415           37,019
        Inventories                                                                                    76,605           67,629
        Prepaid expenses and other current assets                                                       5,127            3,531

                                                                                               --------------    -------------
             Total current assets                                                                     127,325          111,305
                                                                                               --------------    -------------

   Property, plant and equipment, net                                                                  59,536           60,001
   Restricted marketable securities                                                                     1,255            4,041
   Excess of cost over net assets acquired, net of accumulated amortization
        of $6,624 at March 30, 2002 and $5,823 at March 31, 2001                                       25,150           25,951
   Deferred financing costs, net of accumulated amortization of $4,776 at
        March 30, 2002 and $3,759 at March 31, 2001                                                     3,413            4,501
   Other assets                                                                                         1,342            1,390

                                                                                               --------------    -------------
             Total assets                                                                      $      218,021    $     207,189
                                                                                               ==============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
        Accounts payable                                                                       $       13,880    $      14,428
        Accrued expenses and other current liabilities                                                 12,312           13,349
        Current portion of long-term debt                                                              31,594           26,631
        Obligations under capital leases, current portion                                                 533              726

                                                                                               --------------    -------------
             Total current liabilities                                                                 58,319           55,134
                                                                                               --------------    -------------

   Long-term debt                                                                                     130,135          134,785

   Capital lease obligations, less current portion                                                        148              727

   Other noncurrent liabilities                                                                        16,046           10,109

                                                                                               --------------    -------------
             Total liabilities                                                                        204,648          200,755
                                                                                               --------------    -------------

   Commitments and contingencies                                                                            -                -

   Stockholder's equity:
        Common stock - $.01 par value; 1,000 shares
             authorized; 100 shares issued and outstanding
             at March 30, 2002 and March 31, 2001                                                           -                -
        Additional paid in capital                                                                      9,708            9,708
        Currency translation adjustment                                                                    88               12
        Retained earnings (deficit)                                                                     3,577           (3,286)
                                                                                               --------------    -------------
             Total stockholder's equity                                                                13,373            6,434
                                                                                               --------------    -------------

             Total liabilities and stockholder's equity                                        $      218,021    $     207,189
                                                                                               ==============    =============

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                     FISCAL YEAR ENDED
                                                      ----------------------------------------------
                                                        MARCH 30,        MARCH 31,        APRIL 1,
                                                          2002             2001             2000
                                                      ----------------------------------------------
Net sales                                             $    168,331    $     176,435     $    177,148

Cost of sales                                              114,575          116,245          119,888
                                                      ----------------------------------------------
Gross margin                                                53,756           60,190           57,260

Operating expenses:
     Selling, general and administrative                    25,606           27,011           25,112
     Other expense, net of other income                        937              776              709
                                                      ----------------------------------------------
                                                            26,543           27,787           25,821

Operating income                                            27,213           32,403           31,439

Non-operating expense                                            -            3,600                -
Interest expense, net                                       15,183           15,660           15,037
Minority interest                                               17               16                7
                                                      ----------------------------------------------

Income before taxes                                         12,013           13,127           16,395

Income tax expense                                           5,150            5,233            6,377
                                                      ----------------------------------------------

Net income                                            $      6,863    $       7,894     $     10,018
                                                      ==============================================

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            FISCAL YEAR ENDED
                                                                                 -------------------------------------
                                                                                   MARCH 30,     MARCH 31,     APRIL 1,
                                                                                     2002          2001         2000
                                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   6,863     $  7,894      $ 10,018
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                   8,304        7,840         8,098
        Deferred income taxes                                                            747        1,155         2,715
        Tax benefit on exercise of stock options/warrants                                  -        3,108             -
        Amortization of excess of cost over net assets acquired                          801          801           801
        Amortization of deferred financing costs                                       1,028        1,039           985
        Loss from sale of land                                                            22            -             -
        Changes in working capital, net of acquisitions:
             (Increase) decrease in accounts receivable                               (1,566)      (5,475)       (1,089)
             (Increase) decrease in inventories                                       (8,586)      (9,541)       (3,401)
             (Increase) decrease in prepaid expenses & other current assets           (1,131)      (2,714)          454
             (Increase) decrease in other non-current assets                             108           (9)         (952)
             Increase (decrease) in accounts payable                                    (548)       4,015        (2,517)
             Increase (decrease) in accrued expenses & other current liabilities      (1,674)         165        (3,372)
             Increase (decrease) in other non-current liabilities                      4,724          438         2,716
                                                                                   ---------     --------      --------

        Net cash provided by operating activities                                      9,092        8,716        14,456

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of subsidiaries, net of cash acquired                                  (2,128)           -       (19,030)
   Purchase of property, plant & equipment, net                                       (5,941)      (6,619)       (6,582)
   Proceeds from sale of land                                                            627            -             -
   Sale (purchase) of restricted marketable securities, net                              940          460           617
                                                                                   ---------     --------      --------

        Net cash used in investing activities                                         (6,502)      (6,159)      (24,995)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net increase in revolving credit facility                                           9,000        9,000         3,000
   Retirement of Industrial Revenue Bond                                              (1,845)           -         4,800
   Proceeds from Industrial Revenue Bond trust account                                 1,845            -         7,707
   Payments of term loans                                                             (7,139)      (4,885)       (3,000)
   Principal payments on capital lease obligations                                      (773)        (906)       (1,058)
   Dividend paid to parent company                                                         -       (3,571)            -
                                                                                   ---------     --------      --------

        Net cash provided by financing activities                                      1,088         (362)       11,449

CASH AND CASH EQUIVALENTS:

   Effect of exchange rate changes                                                       374         (120)         (150)
                                                                                   ---------     --------      --------

   Increase during the year                                                            4,052        2,075           760
   Cash, at beginning of year                                                          3,126        1,051           291
                                                                                   ---------     --------      --------
   Cash, at end of year                                                            $   7,178     $  3,126      $  1,051
                                                                                   =========     ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                   $  14,127     $ 14,454      $ 14,489
                                                                                   =========     ========      ========
        Income taxes                                                               $     255     $  1,131      $  1,916
                                                                                   =========     ========      ========

                 See notes to consolidated financial statements.

                     ROLLER BEARING COMPANY OF AMERICA, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) AND
                             COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                             RETAINED     ACCUMULATED
                                              ADDITIONAL     EARNINGS/       OTHER            TOTAL
                                               PAID-IN     ACCUMULATED   COMPREHENSIVE    STOCKHOLDER'S    COMPREHENSIVE
                                               CAPITAL      (DEFICIT)    INCOME (LOSS)   EQUITY/(DEFICIT)  INCOME/(LOSS)
                                              --------------------------------------------------------------------------
Balance at April 3, 1999                      $   6,600     $ (17,627)     $      -       $   (11,027)
  Net income                                          -        10,018             -            10,018          $ 10,018
  Currency translation adjustment                     -             -          (150)             (150)             (150)
                                              -------------------------------------------------------------------------
  Comprehensive income                                                                                            9,868

Balance at April 1, 2000                          6,600        (7,609)         (150)           (1,159)

  Net income                                          -         7,894             -             7,894             7,894
  Currency translation adjustment                     -             -           162               162               162
  Tax benefit of warrant redemption               3,108             -             -             3,108                 -
  Dividend paid to parent                             -        (3,571)            -            (3,571)                -
                                              -------------------------------------------------------------------------
  Comprehensive income                                                                                            8,056

Balance at March 31, 2001                         9,708        (3,286)           12             6,434

  Net income                                          -         6,863             -             6,863             6,863
  Currency translation adjustment                     -             -            76                76                76
                                              -------------------------------------------------------------------------
  Comprehensive income                                                                                         $  6,939

Balance at March 30, 2002                     $   9,708     $   3,577      $     88       $    13,373
                                              =========================================================================

                     ROLLER BEARING COMPANY OF AMERICA, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          (ALL CURRENCIES IN THOUSANDS)

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

During fiscal 2001, Whitney Acquisition II, Corp. ("Whitney"), an affiliate of the private equity firm Whitney & Co., purchased 23,682.65 shares of Holdings Class A common Stock (the "Whitney Shares") at a price of $3,018.33 per share. The Whitney Shares were acquired from various stockholders of Holdings, but none were purchased from Holdings itself. As Whitney wished to acquire only issued and outstanding shares, many stockholders exercised options and warrants and sold the underlying shares to Whitney upon exercise. The Whitney Shares represented, in the aggregate, 65.25% of the outstanding capital stock of Holdings on a fully diluted basis on March 30, 2002.

During July 2002, Whitney made an additional investment in Holdings. See Note 14 "Subsequent Event".

2.        ACQUISITIONS BY WHOLLY OWNED SUBSIDIARIES

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

Effective October 1, 1999, Schaublin Holding SA ("Schaublin"), a wholly owned subsidiary of the Company, completed an asset and stock purchase of Schaublin SA, a manufacturer of collets and bearings whose principal operations are located in Delemont, Switzerland. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price for the acquisition was 14,000 Swiss Francs, or approximately $8,830. In fiscal 2001, an adjustment to the purchase price of Schaublin was made for $520, which resulted from a reevaluation of the net working capital purchased from the former owners, and a corresponding reduction in the loan payable. The purchase price was allocated to the fair value of the net assets of the business.

In a transaction effective as of August 20, 2001, the Company, through its wholly owned subsidiary, RBC Oklahoma, Inc. ("RBC Oklahoma"), purchased certain assets used in the design, development, manufacture, assembly and sale of tapered thrust bearings, universal joints, synchronizing rings and GTRAG bearings, previously owned by Driveline Technologies, Inc., from Prime Financial Corporation and Congress Financial Corporation (Southwest), for an aggregate purchase price of $2,400.

The results of operations subsequent to the effective dates of acquisition are included in the results of operations of the Company. Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information provided by the former owners for the years ended March 31, 2001, and includes pro forma adjustments, as if the acquisitions took place on April 4, 1999 are as follows (unaudited):

                                             APRIL 1, 2000
                                             -------------
Net sales                                    $     185,835

Net income                                   $      10,961

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products, Inc. ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller, Tyson, Schaublin, RBC de Mexico ("Mexico"), RBC Oklahoma, Inc. ("RBC Oklahoma") and Roller Bearing Company FSC, Inc. ("FSC"), as well as its Transport Dynamics ("TDC"), Heim ("Heim") and Engineered Components ("ECD") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31. Based on this policy, fiscal years 2002, 2001 and 2000 contained 52 weeks.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

                                        MARCH 30, 2002      MARCH 31, 2001
                                        --------------      --------------
Raw material                              $     3,185         $    2,778

Work in process                                18,576             16,800

Finished goods                                 54,844             48,051
                                          -----------         ----------

Total inventories                         $    76,605         $   67,629
                                          ===========         ==========

Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as "excess-over average") during the early years of a contract.

SHIPPING AND HANDLING

The sales price billed to customers generally includes the cost associated with shipping and handling. The costs to the Company for shipping and handling are included in cost of sales.

PROPERTY, PLANT, AND EQUIPMENT AND DEPRECIATION

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment, including equipment under capital leases, is provided for by the straight-line method over the estimated useful lives (3 to 39 years) of the respective assets or the lease term, if shorter. Amortization of assets under capital leases is reported with depreciation. The cost of equipment under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair market value of the leased equipment at the inception of the lease. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Property, plant and equipment are summarized as follows:

                                             MARCH 30, 2002       MARCH 31, 2001
                                             --------------       --------------
Land                                            $    6,983          $   7,630

Buildings                                           13,257             12,878

Machinery & equipment                               94,667             87,102
                                                ----------          ---------

Total property, plant & equipment                  114,907            107,610

Less:  accumulated depreciation                    (55,371)           (47,609)
                                                ----------          ---------

Property, plant and equipment, net              $   59,536          $  60,001
                                                ==========          =========

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Revenue is recognized upon the passage of title on the sales of manufactured goods and percentage of completion in certain aerospace long-term projects at ITB. The Company sells to a large number of OEMs and distributors who service the aftermarket. The Company's credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition, and calculates its allowance for doubtful accounts accordingly and generally does not require collateral.

INTANGIBLE ASSETS

The excess of purchase price over the fair market value of tangible net assets acquired is being amortized by the straight-line method over a 40-year period.

Deferred financing costs and related expenses are amortized by the effective interest method over the lives of the related credit agreements (5 to 23 years).

INCOME TAXES

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis pursuant to a tax sharing agreement. Included in other noncurrent liabilities is $11,951 and $7,221, respectively at fiscal 2002 and 2001 due to Holdings for income taxes.

Income taxes are recognized during the year in which transactions occur and enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts for tax purposes. The differences relate primarily to the timing of deductions for depreciation, goodwill amortization relating to the acquisition of operating divisions, basis differences arising from acquisition accounting, pension and retirement benefits, and various accrued and prepaid expenses. Deferred tax assets and liabilities are recorded at the rates expected to be in effect when the temporary differences are expected to reverse.

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

Amortization charges for the year ended March 30, 2002 were $801. The Company is currently evaluating other impacts of adopting Statement No. 142, but has not yet quantified the impact on its consolidated financial position.

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

RESEARCH AND DEVELOPMENT/ENGINEERING EXPENSES

The company is continually conducting research and developing new products and enhanced techniques utilizing a team approach that involves its engineering resources. The majority if its research and development efforts have historically been directed towards machine building and improvement, for ultimate use at its various operating facilities. Company research and development expenses were $0, $254 and $277 in fiscal 2002, 2001 and 2000, respectively.

FAIR VALUE

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets and accounts payable and accruals approximate their fair value.

The carrying amounts of the Company's Senior Subordinated notes payable and Industrial Development Revenue Bonds approximate fair value and are estimated based on the quoted market price of similar debt instruments. The carrying amounts of the Company's borrowing under its Revolving Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

RECLASSIFICATIONS

Certain amounts in the prior years' consolidated financials statements have been reclassified to conform with the current year presentation.

4.        RESTRICTED MARKETABLE SECURITIES

Restricted marketable securities, which are classified as available for sale, consist of short-term investments of $1,255 and $4,041 at March 30, 2002 and March 31, 2001, respectively, which were purchased with proceeds from industrial development revenue bonds issued by the Company during fiscal 2000, 1999 and 1995. The use of these investments is restricted primarily for capital expenditure requirements in accordance with the applicable loan agreement and, accordingly, are classified as long-term. These investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less, and are carried at market value, which approximates cost. Fixed maturities consist of U.S. Treasury Notes and are stated at amortized cost, which approximates market value.

5.        DEBT

In connection with the financing of the Recapitalization disclosed in Note 1, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes pay interest semi-annually and mature on June 15, 2007 but may be redeemed at the Company's option earlier under certain conditions specified in the indenture (the "Indenture") pursuant to which the Notes were issued. The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the domestic wholly owned subsidiaries of the Company.

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of and for each of the fiscal years ended March 30, 2002, March 31, 2001 and April 1, 2000 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

                          CONSOLIDATING BALANCE SHEETS

                                                       SUBTOTAL         NON         CORPORATE
AS OF 3/30/02:                                        SUBSIDIARY     GUARANTOR         AND         TOTAL
                                                      GUARANTORS    SUBSIDIARIES    DIVISIONS     COMPANY
                                                     -------------  ------------   -----------   ----------
 Cash                                                $        (240) $     1,134    $     6,284   $    7,178
 Accounts receivable, net                                    8,175        3,084         27,156       38,415

   Raw material                                                870          718          1,597        3,185
   Work in process                                           8,884        2,582          7,110       18,576
   Finished goods                                           24,287        4,477         26,080       54,844
                                                     ------------------------------------------------------
      Inventories                                           34,041        7,777         34,787       76,605
Prepaid expense other current assets                           343          474          4,310        5,127
                                                     ------------------------------------------------------
      Total current assets                                  42,319       12,469         72,537      127,325

 Property, plant and equipment, net                         32,622        3,903         23,011       59,536

 Restricted marketable securities                               38            -          1,217        1,255
 Excess of cost over net assets acquired, net                8,054            -         17,096       25,150
 Deferred financing costs, net                                   -            -          3,413        3,413
 Other assets                                               (2,128)         180          3,290        1,342
                                                     ------------------------------------------------------
      Total assets                                   $      80,905  $    16,552    $   120,564   $  218,021
                                                     ======================================================

 Accounts payable                                    $       6,113  $     1,665    $     6,102   $   13,880
 Interco payable (receivable)                               52,245        3,989        (56,234)           -
 Current portion of long-term debt                             203        1,515         29,876       31,594
 Obligations under capital leases                              151           29            353          533
 Accrued expenses and other current liabilities              8,501        1,019          2,792       12,312
                                                     ------------------------------------------------------
      Total current liabilities                             67,213        8,217        (17,111)      58,319

 Long term debt                                              1,680        2,955        125,500      130,135
 Capital lease obligations, less current portion                51           25             72          148
 Other noncurrent liabilities                                1,158          132         14,756       16,046
                                                     ------------------------------------------------------
      Total liabilities                                     70,102       11,329        123,217      204,648

Stockholder's equity (deficit):
 Common stock                                                    -           63            (63)           -
 Additional paid in capital                                      -            -          9,708        9,708
 Currency translation adjustment                                 -           88              -           88

 Total retained earnings                                    10,803        5,072        (12,298)       3,577
                                                     -------------------------------------------------------
 Total stockholder's equity                                 10,803        5,223         (2,653)      13,373

 Total liabilities & stockholder's equity            $      80,905  $    16,552    $   120,564   $  218,021
                                                     =======================================================

                                                       SUBTOTAL         NON         CORPORATE
AS OF 3/31/01:                                        SUBSIDIARY     GUARANTOR         AND         TOTAL
                                                      GUARANTORS    SUBSIDIARIES    DIVISIONS     COMPANY
                                                     -------------  ------------   -----------   ----------
 Cash                                                $        (504) $     2,317    $     1,313   $    3,126
 Accounts receivable, net                                   12,118        3,705         21,196       37,019

   Raw material                                              1,379          431            968        2,778
   Work in process                                           9,891        1,336          5,573       16,800
   Finished goods                                           21,486        2,762         23,803       48,051
                                                     -------------------------------------------------------
      Inventories                                           32,756        4,529         30,344       67,629
 Prepaid expense other current assets                          351          438          2,742        3,531
                                                     -------------------------------------------------------
      Total current assets                                  44,721       10,989         55,595      111,305

 Property, plant and equipment, net                         32,871        3,274         23,856       60,001

 Restricted marketable securities                            2,463            -          1,578        4,041
 Excess of cost over net assets acquired, net                6,111            -         19,840       25,951
 Deferred financing costs, net                                   -            -          4,501        4,501
 Other assets                                                    -          221          1,169        1,390
                                                     -------------------------------------------------------
      Total assets                                   $      86,166  $    14,484    $   106,539   $  207,189
                                                     =======================================================

 Accounts payable                                    $       6,913  $     1,253    $     6,262   $   14,428
 Interco payable (receivables)                              63,579          749        (64,328)           -
 Interco loans                                                   -        1,740         (1,740)           -
 Current portion of long-term debt                             194        1,687         24,750       26,631
 Obligations under capital leases                              273            -            453          726
 Accrued expenses and other current liabilities              4,600          805          7,944       13,349
                                                     -------------------------------------------------------
      Total current liabilities                             75,559        6,234        (26,659)      55,134

 Long term debt                                              3,681        4,229        126,875      134,785
 Capital lease obligations, less current portion               203            -            524          727
 Other noncurrent liabilities                                1,020          166          8,923       10,109
                                                     -------------------------------------------------------
      Total liabilities                                     80,463       10,629        109,663      200,755

Stockholder's equity (deficit):
 Common stock                                                    -           63            (63)           -
 Additional paid in capital                                      -            -          9,708        9,708
 Currency translation adjustment                                 -            -             12           12
 Total retained earnings                                     5,703        3,792        (12,781)      (3,286)
                                                     -------------------------------------------------------
 Total stockholder's equity                                  5,703        3,855         (3,124)       6,434

 Total liabilities & stockholder's equity            $      86,166  $    14,484    $   106,539   $  207,189
                                                     =======================================================

                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                              SUBTOTAL             NON-
                                             SUBSIDIARY          GUARANTOR          CORPORATE           COMPANY
                                             GUARANTORS         SUBSIDIARIES      AND DIVISIONS          TOTAL
                                           ---------------    ---------------    ----------------    --------------
     FISCAL YEAR 2002

Net Sales                                  $        78,490    $        16,129    $         73,712    $      168,331

Total Cost of Sales                                 61,914             10,758              41,903           114,575
                                           ------------------------------------------------------------------------

Gross Margin                                        16,576              5,371              31,809            53,756

Selling, general and administrative                  5,527              2,868              17,211            25,606
Other expense, net of other income                     211                (31)                757               937
                                           ------------------------------------------------------------------------

Operating Income                                    10,838              2,534              13,841            27,213

    Interest expense, net                               37                348              14,798            15,183
    Minority interest                                    -                 17                   -                17
                                           ------------------------------------------------------------------------

Income before taxes                                 10,801              2,169                (957)           12,013

    Provision for income taxes                       4,630                889                (369)            5,150
                                           ------------------------------------------------------------------------

Net Income before extraordinary item                 6,171              1,280                (588)            6,863
                                           ========================================================================

                                              SUBTOTAL             NON-
                                             SUBSIDIARY          GUARANTOR          CORPORATE           COMPANY
                                             GUARANTORS         SUBSIDIARIES      AND DIVISIONS          TOTAL
                                           ---------------    ---------------    ----------------    --------------
    FISCAL YEAR 2001

Net Sales                                  $        79,940    $        16,017    $         80,478    $      176,435

Total Cost of Sales                                 57,905             10,715              47,625           116,245
                                           ------------------------------------------------------------------------

Gross Margin                                        22,035              5,302              32,853            60,190

    Selling, general and administrative              5,712              3,131              18,168            27,011
    Other expense, net of other income                 225                  -                 551               776

                                           ------------------------------------------------------------------------
Operating Income                                    16,098              2,171              14,134            32,403

    Nonrecurring charge                                  -                  -               3,600             3,600
    Interest expense, net                              (16)               500              15,176            15,660
    Minority interest                                    -                 16                   -                16
                                           ------------------------------------------------------------------------
Income before taxes                                 16,114              1,655              (4,642)           13,127

    Provision for income taxes                       6,423                659              (1,849)            5,233
                                           ------------------------------------------------------------------------

    Net Income                             $         9,691    $           996    $         (2,793)   $        7,894
                                           ========================================================================

                                              SUBTOTAL             NON-
                                             SUBSIDIARY          GUARANTOR          CORPORATE           COMPANY
                                             GUARANTORS         SUBSIDIARIES      AND DIVISIONS          TOTAL
                                           ---------------    ---------------    ----------------    --------------
    FISCAL YEAR 2001

Net Sales                                  $        88,244    $         8,687    $         80,217    $      177,148

Total Cost of Sales                                 65,878              5,585              48,425           119,888
                                           ------------------------------------------------------------------------

Gross Margin                                        22,366              3,102              31,792            57,260

Selling, general and administrative                  5,718              1,162              18,232            25,112
Other expense, net of other income                     225                  -                 484               709
                                           ------------------------------------------------------------------------

Operating Income                                    16,423              1,940              13,076            31,439

    Interest expense, net                               21                161              14,855            15,037
    Minority interest                                    -                  7                   -                 7
                                           ------------------------------------------------------------------------

Income before taxes                                 16,402              1,772              (1,779)           16,395

    Provision for income taxes                       6,380                689                (692)            6,377
                                           ------------------------------------------------------------------------

    Net Income                             $        10,022    $         1,083    $         (1,087)   $       10,018
                                           ========================================================================

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                    NON-        CORPORATE
                                                                  SUBSIDIARY      GUARANTOR         AND         COMPANY
                                                                  GUARANTORS    SUBSIDIARIES     DIVISIONS       TOTAL
                                                                 ------------   ------------   ------------   ------------
FISCAL YEAR 2002
Cash flows from operating activities:
Net income                                                       $      6,171   $      1,280   $       (588)  $      6,863
Loss from sale of land                                                     22              -              -             22
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                       4,773            533          2,998          8,304
     Deferred Taxes                                                         -              -            747            747
     Amortization of excess of cost over net assets acquired              224                           577            801
     Amortization of deferred financing costs                               -              -          1,028          1,028
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                           (4,221)        (2,663)        (4,399)       (11,283)
       (Increase) decrease in non-current assets                         (482)         2,018         (1,428)           108
       Increase (decrease) in current liabilities                      (3,101)          (149)         1,028         (2,222)
       Increase (decrease) in  non-current liabilities                    138              -          4,586          4,724
                                                                 ---------------------------------------------------------

   Net cash provided by operating activities
                                                                        3,524          1,019          4,549          9,092

Cash flows from investing activities:
     Acquisition of subsidiaries                                            -              -         (2,128)        (2,128)
     Purchase of property, plant & equipment, net                      (4,128)          (756)        (1,057)        (5,941)
     Proceeds from sale of land                                           627              -              -            627
     Sale (purchase) of restricted marketable securities, net             661              -            279            940
                                                                 ---------------------------------------------------------

   Net cash used in investing activities                               (2,840)          (756)        (2,906)        (6,502)

Cash flows from financing activities:
     Net increase in revolving credit facility                              -              -          9,000          9,000
     Retirement of Industrial Revenue Bond                             (1,845)             -              -         (1,845)
     Proceeds of Industrial Revenue Bond trust account                  1,845              -              -          1,845
     Payments on bank term loan                                          (147)        (1,446)        (5,546)        (7,139)
     Principal payments on capital lease obligations                     (273)             -           (500)          (773)
                                                                 ---------------------------------------------------------

   Net cash provided by financing activities                             (420)        (1,446)         2,954          1,088

Cash and Cash Equivalents:
   Effect of exchange rate changes                                          -              -            374            374

   Increase (decrease) during the year                                    264         (1,183)         4,971          4,052

Cash, at beginning of year                                               (504)         2,317          1,313          3,126
                                                                 ---------------------------------------------------------
Cash, at end of year                                             $       (240)  $      1,134   $      6,284   $      7,178
                                                                 =========================================================

                                                                                    NON-        CORPORATE
                                                                  SUBSIDIARY      GUARANTOR         AND         COMPANY
                                                                  GUARANTORS    SUBSIDIARIES     DIVISIONS        TOTAL
                                                                 ------------   ------------   ------------   ------------
FISCAL YEAR 2001
Cash flows from operating activities:
Net income                                                       $      9,826   $        995   $     (2,927)  $      7,894
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                       3,540            481          3,819          7,840
     Deferred Taxes                                                         -              -          1,155          1,155
     Tax benefit on exercise of stock options                               -              -          3,108          3,108
     Amortization of excess of cost over net assets acquired              224                           577            801
     Amortization of deferred financing costs                               -              -          1,039          1,039
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                           (9,579)         1,856        (10,007)       (17,730)
       (Increase) decrease in non-current assets                            -              -             (9)            (9)
       Increase (decrease) in current liabilities                      (1,952)          (994)         7,126          4,180
       Increase (decrease) in  non-current liabilities                    286           (114)           266            438
                                                                 ---------------------------------------------------------

   Net cash provided by operating activities                            2,345          2,224          4,147          8,716

Cash flows from investing activities:
     Purchase of property, plant & equipment, net                      (2,704)          (152)        (3,763)        (6,619)
     Sale of restricted marketable securities, net                        460              -              -            460
                                                                 ---------------------------------------------------------

   Net cash used in investing activities                               (2,244)          (152)        (3,763)        (6,159)

Cash flows from financing activities:
     Net increase in revolving credit facility                              -              -          9,000          9,000
     Payments on bank term loan                                          (348)          (287)        (4,250)        (4,885)
     Principal payments on capital lease obligations                     (254)            --           (652)          (906)
     Dividend paid to parent company                                       -               -         (3,571)        (3,571)
                                                                 ---------------------------------------------------------

   Net cash provided by financing activities                             (602)          (287)           527           (362)

Cash and Cash Equivalents:
   Effect of exchange rate changes                                          -              -           (120)          (120)

   Increase (decrease) during the year                                   (501)         1,785            791          2,075

Cash, at beginning of year                                                 (3)           532            522          1,051
                                                                 ---------------------------------------------------------
Cash, at end of year                                             $       (504)  $      2,317   $      1,313   $      3,126
                                                                 =========================================================

                                                                                    NON-        CORPORATE
                                                                  SUBSIDIARY      GUARANTOR         AND         COMPANY
                                                                  GUARANTORS    SUBSIDIARIES     DIVISIONS        TOTAL
                                                                 ------------   ------------   ------------   ------------
FISCAL YEAR 2000
Cash flows from operating activities:
Net income                                                       $     10,023   $      1,083   $     (1,088)  $     10,018
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                       3,523            260          4,315          8,098
     Deferred Taxes                                                         -              -          2,715          2,715
     Amortization of excess of cost over net assets acquired              224                           577            801
     Amortization of deferred financing costs                               -              -            985            985
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                           (7,881)             -          3,845         (4,036)
       (Increase) decrease in non-current assets                            -              -           (952)          (952)
       Increase (decrease) in current liabilities                      (2,333)          (712)        (2,844)        (5,889)
       Increase (decrease) in  non-current liabilities                      -              -          2,716          2,716
                                                                 ---------------------------------------------------------

   Net cash provided by operating activities                            3,556            631         10,269         14,456

Cash flows from investing activities:
     Acquisition of subsidiaries                                            -              -        (19,030)       (19,030)
     Purchase of property, plant & equipment, net                      (3,427)          (106)        (3,049)        (6,582)
     Sale of restricted marketable securities, net                          -              -            617            617
                                                                 ---------------------------------------------------------

   Net cash used in investing activities                               (3,427)          (106)       (21,462)       (24,995)

Cash flows from financing activities:
     Net increase in revolving credit facility                              -              -          3,000          3,000
     Issuance of Industrial Revenue Bond                                    -              -          4,800          4,800
     Proceeds from long tern debt                                           -              -          7,707          7,707
     Payments on bank term loan                                             -              -         (3,000)        (3,000)
     Principal payments on capital lease obligations                     (328)             -           (730)        (1,058)
                                                                 ---------------------------------------------------------

     Net cash provided by financing activities                           (328)             -          11,777        11,449

Cash and cash Equivalents
     Effect of exchange rate changes                                        -              -            (150)         (150)

     Increase (decrease) during the year                                 (199)           525             434           760

Cash at beginning of year                                                 196              7              88           291
                                                                 ---------------------------------------------------------
Cash at end of year                                              $         (3)  $        532   $         522  $      1,051
                                                                 =========================================================

In connection with the Recapitalization, the Company entered into bank credit facilities (the "Senior Credit Facilities") with a group of lenders providing for $16,000 of term loans (the "Term Loans") and up to $54,000 of revolving credit loans and letters of credit (the "Revolving Credit Facility"). The interest rate on the Term Loans is based on LIBOR plus 2.5%. The applicable interest rate margin is determined on the first day of each fiscal period based on the Company's leverage ratio, as defined. The rate in effect at March 30, 2002 was 4.41%.

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

At March 30, 2002, $18,182 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds ($16,905), described below, a letter of credit securing a captive insurance policy primarily in relation to workers compensation ($1,058) and trade import letters of credit ($219). A letter of credit fee of 2.5% per annum payable quarterly in arrears is required on the outstanding amount of the letter of credit. As of March 30, 2002 the Company had the ability to borrow up to an additional $7,318 under the Revolving Credit Facility. Borrowings outstanding under this facility as of March 30, 2002 were $28,500. A commitment fee of 0.5% per annum payable quarterly in arrears is required on the unused portion of the Revolving Credit Facility. The weighted-average interest rate for borrowings outstanding on this facility as of March 30, 2002 was 4.7%.

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

During fiscal 1995, the Company entered into a loan agreement with the South Carolina Jobs Economic Development Authority ("SC JEDA") which provides for borrowings up to $10,700 under two industrial development revenue bonds and during fiscal 1999 the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (the "Bonds" or "IRBs"). Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provides for borrowings up to $4,800 under an industrial development revenue bond. The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes. On March 1, 2002, the Company retired the unused portion of the fiscal 1999 SC JEDA of $1,845, thereby reducing the debt and the restricted marketable securities balances by this amount. As of March 30, 2002, $17,000 of the proceeds have been expended, and the remaining $1,255 (including accumulated interest of $1,600) is invested by the trustee in marketable securities. The Series 1994 A and B and the Series 1999 SC JEDA Bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The letter of credit is equal to the aggregate principal amounts of the bonds plus not less than forty-five days' interest thereon, calculated at 12% per annum ($12,026). The Series 1999 California Infrastructure and Economic Development Bank bond is likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company's lenders. The Company's obligation to its lenders is secured pursuant to the provisions of the Credit Facility and is equal to the aggregate principal amounts of the bond plus not less than fifty days' interest thereon, calculated at 12% per annum ($4,879).

The balances payable under all borrowing facilities are as follows:

                                                                                   MARCH 30, 2002   MARCH 31, 2001
                                                                                   --------------   --------------
SENIOR SUBORDINATED NOTES PAYABLE                                                  $      110,000   $      110,000

CREDIT FACILITY

Term Loan, payable in quarterly installments of $250, commencing September 30,
1997, increasing annually thereafter to $1,375 from September 20, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable
monthly and quarterly for prime and LIBOR-based elections, respectively                     1,375            6,625

Revolving Credit Facility borrowings outstanding                                           28,500           19,500

SWISS CREDIT FACILITY

Term Loan, payable in quarterly installments of approximately $287, commencing
March 2001, increasing thereafter to approximately $430 from March 2004 with final payment due December 31, 2004; bears interest at variable rates, payable
quarterly                                                                                   4,470            5,461

SCHAUBLIN NOTE

Term Loan, due December, 2001, bears interest at 5%                                            --              454

OTHER LOANS                                                                                   729              876

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a variable rate, payable monthly through December 2017              7,700            7,700

Series  1994 B bears interest at a variable rate, payable monthly
through December 2017                                                                       3,000            3,000

Series 1998 tax-exempt industrial development bonds; bear interest at
variable rates, payable monthly through December 2021                                       1,155            3,000

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, payable monthly through April 2024                              4,800            4,800
                                                                                   --------------   --------------

TOTAL DEBT                                                                                161,729          161,416

LESS:  CURRENT PORTION                                                                     31,594           26,631
                                                                                   --------------   --------------

LONG-TERM DEBT                                                                     $      130,135   $      134,785
                                                                                   ==============   ==============

Maturities of long-term debt during each of the following five fiscal years and thereafter are as follows:

                    2003                $  31,594
                    2004                    1,812
                    2005                    1,602
                    2006                       66
                    2007                        -
                    Thereafter            126,655
                                        ---------
                    Total               $ 161,729
                                        =========

6. OBLIGATIONS UNDER CAPITAL LEASES

Machinery and equipment additions under capital leases amounted to $0, $79 and $750 in fiscal 2002, 2001 and 2000, respectively. The average imputed rate of interest on these leases at year end is 6.7%, 7.2% and 7.2% in fiscal 2002, 2001 and 2000, respectively.

Included in property, plant and equipment are the following assets held under capital leases as of:

                                          MARCH 30,      MARCH 31,
                                            2002           2001
                                        ------------   ------------
       Machinery and equipment          $      6,496   $      7,581
       Accumulated depreciation               (5,022)        (5,459)
                                        ------------   ------------
       Net capital lease assets         $      1,474   $      2,122
                                        ============   ============

Future minimum lease payments of assets under capital leases at March 30, 2002 are as follows:

          2003                                         $        564
          2004                                                  148
          2005                                                    4
          2006                                                    -
                                                       ------------
             Total minimum lease payments              $        716
          Less: amount representing interest                     35
                                                       ------------
          Present value of net minimum lease payments           681
          Less: current maturities                              533
                                                       ------------
             Non-current capital lease obligations     $        148
                                                       ============

7. PENSION PLANS

At March 30, 2002, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Bremen, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

Plan assets are comprised primarily of U.S. government securities, corporate bonds, and stocks. The plans provide benefits of stated amounts based on a combination of an employee's age and years of service.

The following tables set forth net periodic benefit cost of the Company's plans, and total pension benefit expense for the three fiscal years in the period ended March 30, 2002:

                                                                2002           2001           2000
                                                            ------------    -----------    ----------
Components  of net periodic benefit cost:
  Service cost                                              $        276    $       283    $      288
  Interest cost                                                      864            813           718
  Actual return on plan assets                                      (984)        (1,039)         (979)
  Amortization of prior service cost and deferrals                   (29)           (29)          (59)
  Amortization of (gains) losses                                      38            (43)           --
   Plan administrative expenses                                       54            103            79
                                                            -----------------------------------------
  Net periodic benefit cost of the Company's plans          $        219    $        88    $       47
                                                            =========================================

The following tables set forth the funded status of the Company's pension benefit plans, the amount recognized in the balance sheets of the Company at March 30, 2002 and March 31, 2001 and the principal weighted-average assumptions inherent in their determination:

                                                                2002            2001
                                                            ------------    -----------
Change in benefit obligation:
         Benefit obligation at beginning of year            $     11,592    $    10,129
         Service cost                                                276            283
         Interest cost                                               864            813
         Actuarial loss                                              578            953
         Benefits paid                                              (626)          (586)
                                                            ---------------------------
         Benefit obligation at end of year                        12,684         11,592

Change in plan assets:
         Fair value of plan assets at beginning of year           11,162         11,854
         Actual return on plan assets                               (493)           (77)
         Employer contributions                                      352             71
         Benefits paid                                              (626)          (586)
         Administrative expense                                      (54)          (100)
                                                            ---------------------------
         Fair value of plan assets at end of year                 10,341         11,162

Reconciliation of funded status at end of year:

         Funded status                                            (2,343)          (430)
         Unrecognized prior service cost                            (219)          (248)
         Unrecognized actuarial net loss                           2,326            359
                                                            ---------------------------
         Accrued benefit cost                               $       (236)   $      (319)
                                                            ===========================

Benefits under the union plans are not a function of employees' salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the funded status information were as follows:

                                                                2002           2001           2000
                                                            -----------------------------------------
Discount rate                                                   7.50%          7.50%         7.75%
Expected long-term rate of return on plan assets                9.00%          9.00%         8.50%

In addition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions equal to a percentage of eligible employee compensation. Employer contributions under this plan amounted to $602, $1,055 and $1,026 in fiscal 2002, 2001 and 2000, respectively.
Effective October 1, 2001 the Company suspended matching contributions to this plan.

Effective September 1, 1996 the Company adopted a non-qualified Supplemental Executive Retirement Plan ("SERP") for a select group of highly compensated management employees designated by the Board of Directors of the Company. The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary. The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employees' annual salary, which vest in full after three years of service following the effective date of the SERP. Employer contributions under this plan amounted to $69, $88 and $87 in fiscal 2002, 2001 and 2000, respectively.

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

                                                                      ---------------------------
                                                                      FISCAL YEAR     FISCAL YEAR
                                                                         2002            2001
                                                                      ---------------------------
          Accrued Benefit Cost at Beginning of Year                   $      2,798    $     2,694
          Net Periodic Benefit Cost                                            404            270
          Actual Benefit Payments                                             (223)          (166)
                                                                      ---------------------------
          Accrued Benefit Cost at Year End                            $      2,979    $     2,798
                                                                      ===========================

The net periodic postretirement benefit costs are as follows:

                                                                        FISCAL YEAR ENDED
                                                            -----------------------------------------
                                                              MARCH 30,      MARCH 31,      APRIL 1,
                                                                2002           2001           2000
                                                            -----------------------------------------
Service cost                                                $         61    $        53    $       59
Interest cost                                                        317            256           233
Prior service cost amortization                                      (71)           (88)          (22)
Amount of loss/(gain) recognized                                      97             50            --
                                                            -----------------------------------------
                                                            $        404    $       271    $      270
                                                            =========================================

The Company has contractually capped its liability for certain groups of future retirees. As a result, there is no health care trend associated with these groups. The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 4.8% for these plans; the annual service and interest cost components in the aggregate would not be materially affected. The discount rate used in determining the accumulated postretirement benefit obligation for the plans was 7.5% for fiscal 2002, 7.5% for fiscal year 2001 and 7.75% for fiscal year 2000.

9. INCOME TAXES

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis.

The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:

                                                                          FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                              MARCH 30,      MARCH 31,     APRIL 1,
                                                                2002           2001          2000
                                                            ---------------------------------------
     Federal statutory tax rate                                 34.0%          34.0%         34.0%
     State income taxes - net of federal tax benefit             3.2%           3.5%          1.1%
     Amortization of non-deductible goodwill                     1.6%           1.5%          3.5%
     Other non-deductible items                                  4.0%           0.8%          0.8%
                                                            ---------------------------------------
            Effective tax rate                                  42.8%          39.8%         39.4%
                                                            =======================================

The income tax provision consisted of:

                                                                        FISCAL YEAR ENDED
                                                            ----------------------------------------
                                                              MARCH 30,      MARCH 31,      APRIL 1,
                                                                2002           2001           2000
                                                            ----------------------------------------
Current:
     Federal                                                $     3,574    $     3,299    $    2,878
     State                                                          553            503           724
     Foreign                                                        276            276            80
                                                            ----------------------------------------
     Total Current                                                4,403          4,078         3,682
Deferred                                                            747          1,155         2,695
                                                            ----------------------------------------
Total                                                       $     5,150    $     5,233    $    6,377
                                                            ========================================

The net deferred tax asset, for which no valuation allowance has been established, consists of the following:

                                                                 FISCAL YEAR ENDED
                                                            ----------------------------
                                                              MARCH 30,      MARCH 31,
                                                                2002           2001
                                                            ----------------------------
Postretirement benefits                                     $     1,379    $     1,272
Employee compensation accruals                                      859            777
Property, plant and equipment                                    (3,619)        (2,890)
Unremitted foreign earnings                                      (1,647)        (1,117)
Amortizable excess purchase price                                  (519)          (380)
Other, net                                                        4,922          4,459
                                                            ----------------------------
Net deferred tax asset                                      $     1,375    $     2,121
                                                            ============================

In fiscal 2002 and fiscal 2001, a component of deferred tax assets was related to the recording of certain liabilities in connection with purchase accounting.

10. STOCKHOLDER'S EQUITY

The Company has 100 shares of Common Stock par value $.01 per share outstanding, all of which is owned by Holdings.

All issuances to, and redemptions of equity by, Holdings are shown on the financial statements of the Company as dividends paid to and capital contributions from Holdings.

A summary of the status of Holdings' warrants and stock options outstanding as of March 30, 2002, March 31, 2001 and April 1, 2000 (including activity other than related to compensation) and changes during the years ending on those dates is presented below. All historical and current shares have been adjusted for a 100 for 1 split approved by the Board of Directors and the stockholders of Holdings in July 2001.

                                                            NUMBER OF CLASS A
                                                               COMMON STOCK
                                                             ARRANTS/OPTIONS
                                                            -------------------
       Outstanding April 3, 1999                                      1,620,000

       Awarded fiscal 2000                                               20,100
                                                            -------------------

       Outstanding, April 1, 2000                                     1,640,100

       Awarded fiscal 2001                                               10,600

       Exercised fiscal 2001                                         (1,205,660)

       Cancelled fiscal 2001                                             (5,620)

       Converted from Class B fiscal 2001                               166,667
                                                            -------------------

       Outstanding, March 31, 2001                                      606,087

       Awarded fiscal 2002                                                    0

       Exercised fiscal 2002                                                  0

       Cancelled fiscal 2002                                             (1,310)
                                                            -------------------

       Outstanding March 30, 2002                                       604,777
                                                            ===================

                                                                  NUMBER OF
                                                             SUPERVOTING CLASS B
                                                            COMMON STOCK WARRANTS
                                                            ---------------------
       Outstanding April 3, 1999                                        1,007,740

       Awarded fiscal 2000                                                      0
                                                            ---------------------

       Outstanding, April 1, 2000                                       1,007,740

       Awarded fiscal 2001                                                      0

       Converted to Class A fiscal 2001                                  (166,667)

       Exercised fiscal 2001                                             (291,927)
                                                            ---------------------

       Outstanding March 31, 2001                                         549,146

       Exercised fiscal 2002                                                    0

       Cancelled fiscal 2002                                                    0
                                                            ---------------------

       Outstanding March 30, 2002                                         549,146
                                                            =====================

In connection with the Recapitalization, as described in Note 1, Holdings issued warrants to purchase 125,000 shares of Class B Common Stock, par value $.01 per share, of Holdings at an exercise price of $5.14 per share to the Company's Chairman. In addition, a new group of investors (who were not previously stockholders of Holdings) were issued 673,100 warrants to purchase Class A Common Stock of Holdings. In fiscal 2000 and fiscal 2001, an additional 3,350 and 10,600 warrants were issued, respectively, to this new group of investors in respect of an anti-dilution protection pursuant to issuance of options under the stock option plan. These warrants were exercised in fiscal 2001.

STOCK BASED COMPENSATION

Management participates in Holdings' stock compensation plan. Holdings has issued warrants to purchase shares of Class B Supervoting Common Stock to Dr. Hartnett. All other warrants and options are to purchase Class A common stock.

In fiscal 2000, Holdings issued 20,100 options to acquire Class A Common Stock to management. The term of the options are 10 years from the date of issuance and they are exercisable at $5.14 per share, the estimated fair market value at the time of grant.

No options were issued to management in fiscal 2001. Certain members of management left during fiscal 2001 without exercising the vested portion of 5,620 options.

Certain members of management left during fiscal 2002 without exercising the vested portion of 1,310 options.

Options granted under the plan generally vest over a period of three years.

The following table summarizes information about compensation related stock options and warrants outstanding at March 30, 2002:

                   OPTIONS/WARRANTS OUTSTANDING                     OPTIONS/WARRANTS EXERCISABLE
---------------------------------------------------------------------------------------------------
  EXERCISE PRICE        OPTIONS/WARRANTS    WEIGHTED AVERAGE    OPTIONS/WARRANTS   WEIGHTED AVERAGE
                          OUTSTANDING       CONTRACTUAL LIFE       EXERCISABLE      EXERCISE PRICE
---------------------------------------------------------------------------------------------------
CLASS A
             $ 1.00           476,847            10 years             476,847             $ 1.00
             $ 5.14           127,930            10 years             127,930             $ 5.14
CLASS B
             $ 1.00           424,146            10 years             424,146             $ 1.00
             $ 5.14           125,000            10 years             125,000             $ 5.14

The Company accounts for these options and warrants using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized since all grants were issued at the fair market value of Holding's common stock at the date of the grant. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:

                                  NET INCOME
                        ------------------------------
                           2001                2000
                        ------------------------------
As Reported             $  7,894             $  10,018

Pro Forma               $  7,858             $   9,975

The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes warrant pricing model with the following weighted-average assumptions: risk free interest rate used was 5.7% for fiscal 2000; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .44% and a weighted-average expected life of the warrants of three years. There were no issuances during fiscal 2002 or 2001 that qualified for measurement as compensatory options or warrants.

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

11. COMMITMENTS AND CONTINGENCIES

The Company leases factory facilities under non-cancelable operating leases, which expire on various dates through February 2009 with rental expense aggregating $1,403, $1,204 and $779 in fiscal 2002, 2001and 2000, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates. Rental expense for 2002, 2001 and 2000 aggregated $759, $815 and $481, respectively.

The Company entered into an agreement with Whitney whereby a quarterly management services fee is paid for certain consulting and management advisory services, as directed by the board of directors of the Company and agreed to by Whitney. Such ongoing fees aggregated $188 and $0 for fiscal 2002 and 2001, respectively.

The aggregate future minimum lease payments under operating leases are as follows:

                2003                    2,038
                2004                    1,660
                2005                    1,379
                2006                    1,164
                2007                    1,142
                Thereafter              2,122
                                     --------
                 Total               $  9,505
                                     ========

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits, if any, are not expected to have a material impact on the financial statements of the Company.

Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the "CTA") or the New Jersey Industrial Site Recovery Act (the "ISRA"), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the Company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility's prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA. The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility. In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection ("CTDEP"). In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. Since then, the Company has been working with CTDEP in an effort to develop data showing that no further remedial action is necessary. The Company submitted data to CTDEP in November and December 2001 intended to show that contamination has not migrated off the property. CTDEP has requested additional information, which the Company is in the process of developing. While the

Company believes that its total investigation and cleanup costs will not exceed $0.2 million, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility. If such activities are required, there can be no assurance that the Company's total investigation and remediation costs will not exceed its $200 estimate.

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

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material to its financial position or results of operations. The Company currently maintains insurance coverage for product liability claims. The Company is subject to various federal, state and local environmental laws, ordinances and regulations. State agencies are currently overseeing investigation and/or remediation activities at various Company facilities. In addition, the previous owners of certain facilities are undertaking cleanup and limited remediation in each case in fulfillment of certain indemnification obligations. The Company believes it is currently in material compliance with all applicable requirements of environmental laws.

Currently, collective bargaining agreements with the United Auto Workers (UAW) cover substantially all of the hourly employees at the Company's West Trenton, New Jersey, Fairfield, Connecticut, and Bremen, Indiana plants, and collective bargaining agreements with the United Steelworkers (USWA) cover substantially all the hourly employees at the Company's Kulpsville, Pennsylvania and Glasgow, Kentucky plants. A collective bargaining agreement with the Association of Swiss Engineering Employers (ASM) covers substantially all of the hourly employees at the Company's Delemont, Switzerland plant. Within the next twelve months, the Bremen agreement, covering 56 hourly employees, expires on June 30, 2002 and the Kulpsville agreement, covering 53 hourly employees, expires on October 25, 2002. The Company considers its relations with its employees to be satisfactory and has not experienced a significant work stoppage in over fourteen years. However, there can be no assurance that additional employees who are not represented by unions will not elect to be so represented in the future or that any of the collective bargaining agreements will be renewed when they expire or that the Company will not experience strikes, work stoppages or other situations.

12. OTHER EXPENSE, NET OF OTHER INCOME

Other expense, net of other income, is comprised of the following:

                                                       FISCAL YEAR ENDED
                                        -----------------------------------------------
                                             MARCH          MARCH 31,         APRIL 1,
                                           30, 2002           2001             2000
                                        -----------------------------------------------
Amortization of goodwill and
  certain intangible assets             $       801       $       801       $       801
Royalty income                                   --               (19)              (76)
Management fee                                  188                --                --
Other income/expense                            (52)               (6)              (16)
                                        -----------------------------------------------
    Total                               $       937       $       776       $       709
                                        ===============================================

13. SEGMENT INFORMATION

In 1998, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. The objective of this Statement is to present disaggregated information about segments of a business enterprise to produce information about the types of activities in which and enterprise is engaged in and the economic environment in which those activities are carried out. The Company operates in a single reportable segment; the manufacture and distribution of various types of bearing products. No detailed segment data is required to be disclosed under this pronouncement. As it relates to geographical data, during fiscal years 2002, 2001 and 2000, the Company's Schaublin operations, based in Delemont, Switzerland, produced $14.9 million, $16.0 million and $8.7 million in foreign sales, respectively, and had long-lived assets of $2.9 million and $3.2 million at March 30, 2002 and March 31, 2001, respectively.

The Company's non-guarantor subsidiaries (Note 5) are substantially all of its foreign operations.

14. SUBSEQUENT EVENTS

SENIOR SECURED CREDIT FACILITY

The Company and its domestic subsidiaries entered into a $94 million senior secured credit facility, dated May 30, 2002, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, consisting of a $40 million term loan and a $54 million revolving credit facility. In connection with the new credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property. In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of its capital stock in its directly owned foreign subsidiaries.

The proceeds of the term loan were used to pay off the Company's senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes. The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.

DISSOLUTION OF FSC

On or about May 29, 2002, the Company dissolved its wholly owned foreign sales subsidiary, Roller Bearing Company, FSC, Inc.

SALE OF CLASS B EXCHANGEABLE CONVERTIBLE PARTICIPATING PREFERRED STOCK

During July 2002, Whitney and Dr. Michael J. Hartnett, the Company's President, Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24,000. In connection with the purchase, Holdings paid a fee of $750 to Whitney and amended the terms of a management services agreement. Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company's cash on hand to repurchase approximately $30,400 in principal amount at maturity of certain debt issued in connection with the Recaptilization (Note 1). This repurchase satisfied Holdings' obligation to make a scheduled redemption payment relating to such debt in December 2002. Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406.

The holders of Holdings' Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings' Common Stock. The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof. In either situation, each share of Class B Preferred would yield a number of shares of Holdings' Class A Common Stock determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation, a number of shares of Holdings' Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock. Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend. The Class C Preferred Stock is subject to redemption by Holdings at its option, but is not subject to mandatory redemption. The Class D Preferred Stock entitles the holders thereof, upon liquidation to a payment determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation.

On August 6, 2002, the Company obtained a waiver from its senior secured facility lender extending its obligation to deliver annual financial statements.

15. RELATED PARTY TRANSACTIONS

In connection with the Recapitalization, Holdings loaned Dr. Michael J. Hartnett, the Company's President and Chief Executive Officer, $500 to purchase shares of capital stock of Holdings. The loan does not bear interest and is due on the earlier of (i) June 23, 2007, (ii) the consummation of a Sale of Holdings or (iii) the consummation of an initial public offering of Holdings. The loan is secured by a pledge of Dr. Hartnett's shares in Holdings.

See "Sale of Class B Exchangeable Convertible Preferred Stock" under Note 14 Subsequent Events.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Year Ended March 30, 2002:

                               Q1            Q2           Q3            Q4            FISCAL 2002
      Net Sales                $  40,170     $  41,831    $  38,675     $ 47,655      $   168,331
      Operating income         $   6,509     $   6,522    $   5,564     $  8,618      $    27,213
      Net income               $   1,394     $   1,546    $   1,166     $  2,757      $     6,863

Year Ended March 31, 2001:

                               Q1            Q2           Q3            Q4            FISCAL 2001
      Net Sales                $  43,861     $  41,160    $  40,150     $ 51,264      $   176,435
      Operating income         $   7,653     $   6,877    $   6,187     $ 11,686      $    32,403
      Net income (loss)        $   2,355     $   1,979    $    (642)    $  4,202      $     7,894

Year Ended April 1, 2000:

                               Q1            Q2           Q3            Q4            FISCAL 2000
      Net Sales                $  42,971     $  41,228    $  41,326     $ 51,623      $   177,148
      Operating income         $   5,747     $   7,491    $   6,509     $ 11,692      $    31,439
      Net income               $   1,459     $   2,137    $   1,576     $  4,846      $    10,018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

               On May 22, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent accountants. The Company engaged Ernst & Young LLP ("E&Y") as its new independent accountants effective immediately. The decision to change the Company's independent accountants was recommended by the Company's Board of Directors.

          Arthur Andersen's reports on the financial statements of the Company for the fiscal years ended March 31, 2001 and April 1, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the two years ended March 31, 2001 and through the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Arthur Andersen on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference thereto in its report on the financial statements for such years.

          During the two years ended March 31, 2001 and through the subsequent interim period preceding the decision to change independent accountants, there were no "reportable events" (as defined below) requiring disclosure pursuant to
Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Act of 1934, as amended. As used herein, the term "reportable events" means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

          Effective May 22, 2002, the Company engaged E&Y as its independent accountants. During the two years ended March 31, 2001 and through the subsequent interim period preceding the decision to change independent accountants, neither the Company nor anyone acting on its behalf consulted E&Y regarding either the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has E&Y provided to the Company a written report or oral advice regarding such principles or audit opinion.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information concerning the directors and executive officers of Holdings, the Company and the Company's subsidiaries. Each director is elected for a one year term or until such person's successor is duly elected and qualified.

Dr. Michael Hartnett           56            Chairman, President and Chief Executive Officer of
                                             Holdings and the Company, Chairman and President of
                                             ITB, President of Nice and LLP, Director of the
                                             Company, ITB, Nice, LLP, Bremen, Miller, Tyson and
                                             Schaublin

Anthony S. Cavalieri           55            Vice President and Chief Financial Officer of
                                             Holdings and the Company, Chief Financial Officer
                                             of ITB, Nice, LLP, Bremen, Miller, Tyson and
                                             Schaublin

Michael S. Gostomski           51            Executive Vice President, Mergers and Acquisitions
                                             of Holdings, the Company, ITB, Nice and LLP,
                                             Executive Vice President of Bremen, Miller, Tyson
                                             and Schaublin, Secretary of Nice and LPP

Richard J. Edwards             46            Vice President of Holdings and the Company, General
                                             Manager of the RBC division

Christopher  Thomas            47            Vice President, Business Development of Holdings
                                             and the Company

Edward J. Trainer              58            Secretary of Holdings, the Company and ITB

Kurt B. Larsen                 38            Director of Holdings and the Company

Robert Anderson                82            Director of Holdings and the Company

William E. Myers, Jr.          42            Director of Holdings and the Company

Richard R. Crowell             47            Director of Holdings and the Company

Mitchell I. Quain              50            Director of Holdings and the Company

William Killian                67            Director of Holdings and the Company

Michael Stone                  39            Director of Holdings and the Company

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

     KURT B. LARSEN is currently the Managing Partner of Black Diamond Capital Partners, LLC, a Park City, Utah based merchant banking firm. Mr. Larsen also serves as Chairman of Global Promo Group, Incorporated, Chairman of ProMost, Incorporated and as a Director of Altius Health Plans, SBI and Company, Incorporated and Annexus Mobile Solutions Incorporated. From 1992 to 1997, Mr. Larsen worked for Aurora Capital Partners L.P., a private equity fund, where he oversaw and executed investments in several companies. Prior to Aurora, Mr. Larsen worked as an associate at both WSGP Partners, a leveraged buy-out firm and Drexel Burnham Lambert Incorporated.

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

     ROBERT ANDERSON has served as Chairman Emeritus of Rockwell Corporation since February 1990. He also serves as a director of Aftermarket Technology Corporation and is a member of the Caltech Board of Trustees and the Anderson Graduate School of Management.

     RICHARD R. CROWELL is President and a Managing General Partner of Aurora Capital Group, a private equity investment firm. Prior to establishing Aurora in 1991, Mr. Crowell was a Managing Partner of Acadia Partners, a New York-based investment fund formed with The Robert M. Bass Group. From 1983 to 1987, he was a Managing Director, Corporate Finance for Drexel Burnham Lambert. He serves on the Board of Directors for Aftermarket Technology Corp.; Impaxx, Inc.; Tartan Textile Services, Inc.; ADCO Global, Inc. and Quality Distribution Service Partners, Inc. Mr. Crowell earned a BA in English Literature from the University of California, Santa Cruz, and an MBA from the Anderson School of the University of California, Los Angeles. Mr. Killian holds a Bachelor of Chemical Engineering degree from Georgia Tech and a Master of Engineering Administration from the university of Utah.

     MICHAEL STONE directs the fund management activities of Whitney and oversees the Growth Industries group. He also focuses on investments in Financial Services. He has been with Whitney for over a decade and has been a senior investor in each outside equity funds. Previously, he was with Bain & Company where he worked with manufacturing and pharmaceutical clients and Bain Capital-owned entities. He is a graduate of Duke University, BA and Harvard Business School, MBA.

     WILLIAM P. KILLIAN joined the Company as a director in 2002. Mr. Killian has reported to and directly advised CEOs of Fortune 500, NYSE corporations on strategy, corporate growth, acquisitions and divestitures for 25 years. From 1985 until his retirement in 2000, Mr. Killian was corporate VP, Development and Strategy for Johnston Controls, an $18 billion global market leader in automotive systems and facility management and controls. Currently, he serves as a member of the board of directors of Aqua-Chem, Inc. and Premix, Inc. Mr. Killian holds a Bachelor of Chemical
     Engineering degree from Georgia Tech and a Master of Engineering Administration from the University of Utah.

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

      The Boards of Directors of Holdings and the Company currently consist of Dr. Hartnett and Messrs. Larsen, Myers, Quain, Anderson, Crowell, Stone and Killian. Dr. Hartnett is the sole director of ITB, Nice, LPP, Bremen, Miller and Tyson.

      Members of the Boards of Directors of Holdings and the Company currently do not receive any compensation for their service as directors but are reimbursed by the Company for any expenses incurred in attending meetings of the Boards or otherwise performing their duties for the Company and Holdings.

     ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company in fiscal years 2002, 2001 and 2000 to Dr. Hartnett, its Chairman, President and Chief Executive Officer, and the next four highly paid executive officers of the Company (the "Named Executive Officers"). (Amounts shown below are in dollars.)

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM     ALL OTHER
                                           ANNUAL COMPENSATION                            COMPENSATION  COMPENSATION
                                                                                          SECURITIES
                               FISCAL                                    OTHER ANNUAL     UNDERLYING
NAMES & PRINCIPAL POSITION     YEAR     SALARY           BONUS           COMPENSATION     OPTIONS

DR. MICHAEL J. HARTNETT,       2002     $ 413,437(b)     $  50,684(c)    $     18,062(f)
CHAIRMAN, PRESIDENT AND        2001     $ 493,706(a)(b)  $ 333,168(d)    $     34,718(g)
CHIEF EXECUTIVE OFFICER        2000     $ 432,186(a)(b)  $ 393,750(e)    $     35,856(h)

MICHAEL S. GOSTOMSKI,          2002     $ 159,500(a)           -         $     11,658(i)
EXECUTIVE VICE PRESIDENT,      2001     $ 160,407(a)     $  35,000(d)    $     14,791(j)
MERGERS & ACQUISITIONS         2000     $ 159,500(a)     $  90,000(e)    $     14,377(k)

ANTHONY S. CAVALIERI,          2002     $ 154,350(a)(b)  $  40,000(c)    $     15,932(l)
VICE PRESIDENT AND CHIEF       2001     $ 154,350(a)(b)  $  60,000(d)    $     21,810(m)
FINANCIAL OFFICER              2000     $ 151,900(a)(b)  $  40,000(e)    $     17,797(n)

RICHARD J. EDWARDS,            2002     $ 171,071(a)(b)  $  25,000(c)    $     17,344(o)
VICE PRESIDENT AND GENERAL     2001     $ 148,000(a)(b)  $  75,000(d)    $     18,219(p)
MANAGER, RBC & TYSON           2000     $ 142,000(a)(b)  $  30,000(e)    $     16,851(q)
DIVISIONS

CHRISTOPHER THOMAS             2002     $ 162,138(a)(b)  $  35,000(c)    $     16,335(r)
VICE PRESIDENT -               2001     $ 154,783(a)(b)  $  42,500(d)    $     17,867(s)
BUSINESS DEVELOPMENT           2000     $ 148,000(a)(b)  $  32,000(e)    $     18,033(t)

(a) Includes amounts deferred by the executive pursuant to the Company's 401(k) Plan (as defined herein).

(b) Includes amounts deferred by the executive pursuant to the Company's SERP (as defined herein).

(c) Bonus earned in fiscal 2001 and paid in fiscal 2002. Bonus for fiscal 2002 will be paid in fiscal 2003.

(d) Bonus earned in fiscal 2000 and paid in fiscal 2001. Bonus for fiscal 2001 was paid in fiscal 2002.

(e) Bonus earned in fiscal 1999 and paid in fiscal 2000. Bonus for fiscal 2000 will be paid in fiscal 2001.

(f) Consists of (i) $10,104 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $7,958 contributed by the Company to Dr. Hartnett's SERP account.

(g) Consists of (i) $20,523 paid by the Company to lease vehicles for Dr. Hartnett's use and (ii) $2,666 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $11,529 contributed by the Company to Dr. Hartnett's SERP account.

(h) Consists of (i) $10,104 paid by the Company to lease a car for Dr. Hartnett's use and (ii) $5,240 contributed by the Company to Dr. Hartnett's 401(k) Plan account and (iii) $20,512 contributed by the Company to Dr. Hartnett's SERP account.

(i) Consists of (i) $9,664 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $1,994 contributed by the Company to Mr. Gostomski's 401(k) plan.

(j) Consists of (i) $9,906 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $4,885 contributed by the Company to Mr. Gostomski's 401(k) plan.

(k) Consists of (i) $10,390 contributed by the Company to lease a car for Mr. Gostomski's use and (ii) $3,987 contributed by the Company to Mr. Gostomski's 401(k) plan.

(l) Consists of (i) $8,601 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $1,929 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $5,402 contributed by the Company to Mr. Cavalieri's SERP account.

(m) Consists of (i) $7,308 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $5,250 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,915 contributed by the Company to Mr. Cavalieri's SERP account.

(n) Consists of (i) $6,305 paid by the Company to lease a car for Mr. Cavalieri's use and (ii) $4,798 contributed by the Company to Mr. Cavalieri's 401(k) plan account and (iii) $6,695 contributed by the Company to Mr. Cavalieri's SERP account.

(o) Consists of (i) $12,083 paid by the Company to lease a car for Mr. Edwards's use, (ii) $2,094 contributed by the Company to Mr. Edwards' (401(k) plan account, and (iii) $3,167 contributed by the Company to Mr. Edwards' SERP account.

(p) Consists of (i) $10,387 paid by the Company to lease a car for Mr. Edwards's use, (ii) $5,703 contributed by the Company to Mr. Edwards's 401(k) plan account and (iii) $2,129 contributed by the Company to Mr. Edwards's SERP account.

(q) Consists of (i) $9,439 paid by the Company to lease a car for Mr. Edwards's use, (ii) $4,302 contributed by the Company to Mr. Edwards' (401(k) plan account, and (iii) $3,110 contributed by the Company to Mr. Edwards' SERP account.

(r) Consists of (i) $9,292 paid by the Company to lease a car for Mr. Thomas's use (ii) $1,943 contributed by the Company to Mr. Thomas's 401(k) Plan account, and (iii) $5,100 contributed by the Company to Mr. Thomas's SERP account.

(s) Consists of (i) $8,224 paid by the Company to lease a car for Mr. Thomas's use (ii) $4,943 contributed by the Company to Mr. Thomas's 401(k) Plan account and (iii) $4,700 contributed by the Company to Mr. Thomas's SERP account.

(t) Consists of (i) $9,000 paid by the Company to lease a car for Mr. Thomas's use (ii) $4,521 contributed by the Company to Mr. Thomas's 401(k) Plan account and (iii) $4,512 contributed by the Company to Mr. Thomas's SERP account.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to any of the Named Executive Officers in fiscal 2002.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the number of exercisable and unexercisable options and warrants held by each of the Named Executive Officers at March 30, 2002. No securities of the Company or Holdings were acquired upon the exercise of stock options by the Named Executive Officers. All the numbers in the table set forth below have been adjusted for Holding's 100 for 1 stock split on March 4, 2002.

                    FISCAL YEAR-END OPTION AND WARRANT VALUES

                                    NUMBER OF SECURITIES
                                   UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                  OPTIONS AND WARRANTS AT               IN-THE-MONEY
                                       FISCAL YEAR-END            OPTIONS AND WARRANTS AT
                                        EXERCISABLE/                   FISCAL YEAR-END
                                       UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE(a)
---------------------------------------------------------------------------------------------
Dr. Michael J. Hartnett (b)                     725,063/0                      $20,471,032/$0
Michael S. Gostomski                                  0/0                               $0/$0
Anthony S. Cavalieri                            130,300/0                         $323,925/$0
Richard J. Edwards                              625,200/0                       $1,771,680/$0
Christopher Thomas                               31,500/0                         $658,790/$0
Edward J. Trainer                                     0/0                               $0/$0

(a)  Based upon a per share price of $30.00.

(b) The options and warrants are held directly by Dr. Hartnett and indirectly through Hartnett Family Investments, L.P. Dr. Hartnett beneficially owns such options and warrants.

EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with its President and Chief Executive Officer, Dr. Michael J. Hartnett in December 2000. The stated term of the Employment Agreement will expire December 17, 2005. The Employment Agreement provides for an initial base salary of $450,000 and provides for a bonus based upon the Company's EBITDA. Dr. Hartnett is also entitled to receive certain insurance coverages and other benefits. The Employment Agreement contains a non-competition undertaking from Dr. Hartnett.

STOCK OPTION PLANS

     1998 STOCK OPTION PLAN

     Effective, February 18, 1998, Holdings adopted the Roller Bearing Holding Company, Inc. Stock Option Plan (the "1998 Stock Option Plan"). The terms of the 1998 Stock Option Plan provide for the grant of options to purchase up to 356,934.6 shares of Class A Common Stock to officers and employees of, and consultants (including members of the board of directors) to, Holdings and its subsidiaries. Options granted may be either incentive stock options (under
Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 Stock Option Plan, which expires on December 31, 2008, is to be governed by the board of directors of Holdings (the "Holdings Board"), or a committee to which the Board delegates its responsibilities.

     The purpose of the 1998 Stock Option Plan is to provide incentives which will attract and retain highly competent persons as officers, employees and directors of, and consultants to, Holdings and its subsidiaries, by providing them opportunities to acquire shares of Class A Common Stock.

     The exercise price of options granted under the 1998 Stock Option Plan shall be determined by the Board, but in no event less than 100% of the Fair Market Value (as defined in the Stock Option Plan) of the Class A Common Stock on the date of grant.

     Options granted under the 1998 Stock Option Plan may be exercised during the period set forth in the agreement pursuant to which the options are granted, but in no event more than ten years following grant.

     Incentive stock options granted under the 1998 Stock Option Plan may only be granted to employees of Holdings and subject to further limitations set forth in the 1998 Stock Option Plan.

     The number of shares of Class A Common Stock for which options may be granted under the 1998 Stock Option Plan shall be increased, and the number of shares for which outstanding options shall be exercisable, and the exercise price thereof, shall be adjusted upon the happening of stock dividends, stock splits, recapitalizations and certain other capital events regarding Holdings or the Class A Common Stock. Upon any merger, consolidation or combination of Holdings where shares of Class A Common Stock are converted into cash securities or other property, outstanding options shall be converted into the right to receive upon exercise the consideration as would have been payable in exchange for the shares of Class A Common Stock underlying such options had such options been exercised prior to such event.

     Options granted under the 1998 Stock Option Plan are not transferable by the holders thereof except by the laws of descent and distribution.

     The Holdings Board has the right to establish such rules and regulations concerning the 1998 Stock Option Plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

     As of August 3, 2002, there were outstanding options to purchase 157,026.5 shares of Class A Common Stock granted under the Stock Option Plan, all of which were exercisable.

     2001 STOCK OPTION PLAN

     During fiscal 2002, Holdings adopted the Roller Bearing Holding Company, Inc. 2001 Stock Option Plan (the "2001 Stock Option Plan"). The terms of the 2001 Stock Option Plan provide for the grant of options to purchase up to 458,269 shares of Class A Common Stock to officers and employees of, and consultants (including members of the board of directors) to, Holdings and its subsidiaries. Options granted may be either incentive stock options (under
Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 Stock Option Plan, which expires in July, 2011, is to be governed by the Holdings Board, or a committee to which the Board delegates its responsibilities.

     The purpose of the 2001 Stock Option Plan is to provide incentives which will attract and retain highly competent persons as officers, employees and directors of, and consultants to, Holdings and its subsidiaries, by providing them opportunities to acquire shares of Class A Common Stock.

     The exercise price of options granted under the 2001 Stock Option Plan shall be determined by the Board, but in no event less than 100% of the Fair Market Value (as defined in the 2001 Stock Option Plan) of the Class A Common Stock on the date of grant.

     Options granted under the 2001 Stock Option Plan may be exercised during the period set forth in the agreement pursuant to which the options are granted, but in no event more than ten years following grant.

     Incentive stock options granted under the 2001 Stock Option Plan may only be granted to employees of Holdings and subject to further limitations set forth in the 2001 Stock Option Plan.

     The number of shares of Class A Common Stock for which options may be granted under the 2001 Stock Option Plan shall be increased, and the number of shares for which outstanding options shall be exercisable, and the exercise price thereof, shall be adjusted upon the happening of stock dividends, stock splits, recapitalizations and certain other capital events regarding Holdings or the Class A Common Stock. Upon any merger, consolidation or combination of Holdings where shares of Class A Common Stock are converted into cash securities or other property, outstanding options shall be converted into the right to receive upon exercise the consideration as would have been payable in exchange for the shares of Class A

Common Stock underlying such options had such options been exercised prior to such event.

     Options granted under the 2001 Stock Option Plan are not transferable by the holders thereof except (i) by the laws of descent and distribution, (ii) transfers to members of any holder's immediate family (which for purposes of the 2001 Stock Option Plan shall be limited to the participant's children, grandchildren and spouse), (iii) to one or more trusts for the benefit of such family members, or (iv) to partnerships or limited liability companies in which such family members and/or trusts are the only partners or members; provided, that options may be transferred pursuant to sections (ii) through (iv) hereof only if the option expressly so provides, or as otherwise approved by the CEO or the board of directors in their discretion.

     The Holdings Board has the right to establish such rules and regulations concerning the 2001 Stock Option Plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

     As of August 3, 2002, there were outstanding options to purchase 89,096.5 shares of Class A Common Stock granted under the 2001 Stock Option Plan, 29,401.85 of which were exercisable.

401(K) PLAN

     The Company maintains the Roller Bearing Company of America 401(k) Retirement Plan (the "401(k) Plan"), a plan established pursuant to Section 401(k) of the Internal Revenue Code, for the benefit of its non-union employees. All non-union employees who have completed six months of service with the Company are entitled to participate. Subject to various limits, employees are entitled to defer up to 15% of their annual salary on a pre-tax basis and up to an additional 10% of their annual salary on an after tax basis. The Company matches 50% of an employee's pre-tax contribution up to 10% of annual salary. Effective October 1, 2001 the Company suspended matching contribution to the 401(k) Plan. Employees vest in the Company's contributions ratably over three years.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In fiscal 2002, there was no compensation committee of the Board of Directors of Holdings (the "Board"). No member of the Board was involved in an interlocking relationship or insider participation with respect to the compensation committee of any other entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of August 3, 2002, there were 100 shares of common stock, par value $.01 per share, of the Company outstanding, all of which were owned by Holdings and pledged by Holdings to the holders of the Discount Debentures. The following table lists, as of August 3, 2002, all shares of Holdings Class A Common Stock and Holdings Class B Common Stock beneficially owned by (i) each director of the Company, (ii) the Named Executive Officers, (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of any class of common stock of Holdings at such date and (iv) all directors and executive officers of Holdings and the Company as a group (12 persons). As of August 3, 2002, there were 2,475,460.8 shares of Holdings Class A Common Stock and 100 shares of Holdings Class B Common Stock outstanding. Additionally, as of such date, there were outstanding (a) warrants and options to purchase up to an additional 693,873.5 shares of Holdings Class A Common Stock, of which options and warrants to purchase 634,178.85 shares of Holdings Class A Common Stock are currently exercisable, and (b) shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings, convertible into 738,558 share of Holdings Class A Common Stock, and (c) warrants and options to purchase 549,146 shares of Holdings Class B Common Stock, all of which are currently exercisable.

                     STOCKHOLDER(a)             NUMBER OF SHARES(a)       PERCENTAGE OF CLASS
                     --------------             -------------------       -------------------
         Dr. Michael J. Hartnett(b)                  755,936(c)                 23.39%(d)

         Michael S. Gostomski                            0                      *

         Anthony S. Cavalieri                        13,030(e)                  *

         Richard J. Edwards                          62,520(f)                   2.46%

         William E. Myers                           103,030(g)                   2.84%
         Two North Lake Avenue
         Pasadena, California 91101

         William P. Killian                         3,001.85(h)                 *
         Unit 1801/1802
         888 Boulevard of the Arts
         Sarasota, Florida 34236

         Kurt Larsen                                 16,980(i)                  *
         P.O. Box 692547
         Park City, Utah 84068

         Mitchell Quain                              27,310(j)                   1.09%
         55 East 52nd Street
         37th Floor
         New York, New York 10055

         Robert Anderson                             6,470(k)                   *

         Richard Crowell                             6,470(l)                   *

         Christopher Thomas                         28,150(m)                    1.12%

         Edward J. Trainer                           2,863.4                    *

         Whitney Acquisition II, Corp.             3,076,050                    96.63%
         177 Broad Street
         Stamford, Connecticut 06901

         Michael Stone                             3,076,050(n)                 96.63%
         177 Broad Street
         Stamford, Connecticut 06901

         All directors and officers as a group    4,101,811.25(o)               99.48%
         (12 persons)

       *Less than 1%

(a) Except where otherwise indicated, (i) shares of common stock are of Holdings Class A Common Stock (ii) warrants and options are to purchase shares of Holdings Class A Common Stock and (iii) the address for each stockholder is c/o the Company at 60 Round Hill Road, P.O. Box 430, Fairfield, Connecticut 06430. All share numbers have been adjusted for the 100 for 1 stock split effective as of March 4, 2002.
(b) The shares are held directly by Dr. Hartnett and indirectly through Hartnett Family Investments, L.P. Dr. Hartnett beneficially owns such shares.
(c) Consists of (i) 100 shares of Holdings Class B Common Stock, (ii) warrants to purchase up to 549,146 shares of Holdings Class B Common Stock, (iii) options granted under the 1998 Stock Option Plan to purchase up to 9,250 shares of Holdings Class A Common Stock and (iv) warrants to purchase 166,667 shares of Holdings Class A Common Stock, and (v) 10,000 shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings, which are currently convertible inter alia, into 30,773 shares of Class A Common Stock.
(d) The 100 shares of Class B Common Stock entitle Dr. Hartnett to 51% of the voting power of all voting securities of Holdings. See "Item 13. Certain Relationships and Related Transactions.
(e) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of August 3, 2002.
(f) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days of August 3, 2002.
(g) Consists of shares of Holdings Class A Common Stock issuable upon exercise of warrants that are currently exercisable.
(h) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of August 3, 2002.
(i) Includes (i) 6,470 shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of August 3, 2002, (ii) 5,210 shares of Class A Common Stock held by Kristen Larsen, the wife of Mr. Larsen, which may be deemed to be owned by Mr. Larsen and (iii) 5,300 shares of Class A Common Stock held by the Aurora Capital Partners 401(k) Plan for the benefit of Mr. Larsen.
(j) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days of August 3, 2002.
(k) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of August 3, 2002.
(l) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of August 3, 2002.
(m) Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of August 3, 2002.
(n) Consists of (i) 2,368,265 shares of Class A Common Stock and (ii) 230,000 shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings, which are currently convertible, inter alia into 707,785 shares of Class A Common Stock owned by Whitney Acquisition II, Corp. and Whitney V, L.P. To the extent that the stockholder participates in the process to vote or to dispose of any shares or warrants held by Whitney Acquisition II, Corp., he may be deemed under such circumstances for the purposes of
     Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to be the beneficial owner of such securities. Mr. Stone disclaims beneficial ownership of securities held by Whitney Acquisition II, Corp.

(o) Includes (i) 432,368.85 shares of Holdings Class A Common Stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days of August 3, 2002 and 549,156 shares of Holdings Class B Common Stock issuable upon exercise of currently exercisable options and warrants and (ii) the shares of Class A Common Stock held by Whitney Acquisition II, Corp. and (iii) 738,558 shares of Holdings Class A Common Stock issuable to Whitney V, L.P. upon conversion of its shares of Class B Exchangeable Convertable Participating Preferred Stock which may be deemed to be beneficially owned by Mr. Stone. Mr. Stone disclaims beneficial ownership of securities held by Whitney Acquisition II, Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements, as well as other transactions between the Company and related parties which have taken place during the Company's most recent fiscal year.

HARTNETT LOAN

In connection with the Recapitalization, Holdings loaned Dr. Michael J. Hartnett, the Company's President and Chief Executive Officer, $500,000 to purchase shares of capital stock of Holdings. The loan does not bear interest and is due on the earlier of (i) June 23, 2007, (ii) the consummation of a sale of Holdings or (iii) the consummation of an initial public offering of Holdings. The loan is secured by a pledge of Dr. Hartnett's shares in Holdings.

STOCK OPTION PLAN

Effective July 2001, Holdings adopted the 2001 Stock Option Plan and issued options thereunder to certain of its directors, officers and employees. See "Item 11. Executive Compensation".

SALE OF CLASS B EXCHANGEABLE CONVERTIBLE PREFERRED STOCK

During July 2002, Whitney, a principal Stockholder in Holdings, and Dr. Michael J. Hartnett, the President, Chief Executive Officer and Chairman of the Board of the Company, purchased an aggregate of 240,000 shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings for an aggregate of $24,000,000. Whitney acquired 230,000 shares for $23,000,000 and Dr. Hartnett acquired 10,000 shares for $1,000,000. In connection with the sale of the shares, Whitney received a $750,000 fee.

The proceeds from the sale and certain cash on hand at the Company were used to repurchase approximately $30,400,000 in principal amount at maturity of the Discount Debentures. This repurchase satisfied Holdings' obligation to make a scheduled redemption payment relating to the Discount Debentures in December 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

Consolidated Statement of Operations for Each of the Fiscal Years
         in the Three-Year Period Ended March 30, 2002                        Part II  Item 8

Consolidated Balance Sheet at March 30, 2002 and March 31, 2001               Part II  Item 8

Consolidated Statement of Cash Flows for Each of the Fiscal Years
         in the Three-Year Period Ended March 30, 2002                        Part II  Item 8

Consolidated Statement of Stockholder's (Deficit) Equity and
         Comprehensive Income for Each of the Fiscal Years
         in the Three-Year Period Ended March 30, 2002                        Part II  Item 8

Notes to Consolidated Financial Statements                                    Part II  Item 8

Report of Independent Auditors                                                Part II  Item 8

Schedule II Valuation and Qualifying Accounts                                 Part II  Item 8

ITEM 21. EXHIBITS AND FINANCIAL SCHEDULES

(a)  Exhibits.

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT

3.1* Amended and Restated Certificate of Incorporation, dated June 23, 1997, of Roller Bearing Company of America, Inc. ("RBCA").

3.2**               Bylaws of RBCA.

3.2(a)***           Amendment to the Bylaws of RBCA.

3.3# Amended and Restated Certificate of Incorporation dated July 29, 2002, of Holdings.

3.4#                Bylaws of Holdings.

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

4.7# 2001 Stock Option Plan of Holdings, dated July, 2001, with form of agreement.

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

10.22** Loan Agreement, dated as of September 1, 1994, between the Authority and RBCA, with respect to the Series 1994B Bonds.

10.23** Trust Indenture, dated as of September 1, 1994, between the Authority and Bond Trustee, with respect to the Series 1994B Bonds.

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT

10.24** Tax Sharing Agreement effective as of June 23, 1997, by and among Holdings and RBCA, ITB, LPP and Nice.

10.25** Asset Purchase Agreement by and among SKF USA Inc., Bremen and RBCA dated as of August 8, 1997.

10.26*** Real Estate Purchase Agreement for the Walterboro, South Carolina facility, dated March 27, 1998 by and between Linear Precision Products, Inc., RBCA and Dana Corporation.

10.27*** Amendment to the Letter of Credit Agreement, dated as of June 23, 1998 between RBCA and Heller Financial Inc.

10.28*** Supplement No. 1 to Guarantee Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.

10.29*** Supplement No. 1 to Indemnity, Subrogation and Contribution Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.

10.30*** Supplement No. 1 to Security Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.

10.31*** Supplement No. 1 to Pledge Agreement, dated as of August 8, 1997, by and between Bremen and CSFB.

10.32*** Agreement of Lease, dated as of November 1, 1964, between Bremen, Inc. and SKF Industries, Inc. with Assignment and Agreement of Lease, dated August 8, 1997, between SKF USA, Inc. and Bremen Bearings.

10.33*** Asset Purchase Agreement, dated as of June 3, 1998, by and among Miller Acquisition Corporation, Miller Bearing Company and the Shareholders of Miller Bearing Corporation.

10.34*** Supplement No. 2 to Guarantee Agreement dated as of June 3, 1998, by and between Miller Acquisition Corporation and CSFB, as Collateral Agent.

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT

10.35*** Supplement No. 2 to Indemnity, Subrogation and Contribution Agreement, dated as of June 3, 1998, by and between Miller Acquisition Corporation and CSFB.

10.36*** Supplement No. 2 to Security Agreement, dated as of June 3, 1998, by and between Miller Acquisition Corporation and CSFB.

10.37*** Supplement No. 2 to Pledge Agreement, dated as of June 3, 1998, by and between Miller Acquisition Corporation and CSFB.

10.38****           Asset Purchase Agreement By and Among SKF USA Inc., Tyson
                    Bearing Company, Inc. and Roller Bearing Company of America,
                    Inc. dated as of June 11, 1999.

10.39+++ Loan Agreement, dated as of April 1, 1999, by and between California Infrastructure and Economic Development Bank and Roller Bearing Company of America, Inc.

10.40+++ Indenture Of Trust, dated as of April 1, 1999, between California Infrastructure and Economic Development Bank and U.S. Bank Trust National Association, as Trustee

10.41+++ Remarketing Agreement, dated as of April 1, 1999, by and between The Chapman Company and Roller Bearing Company of America, Inc.

10.42+++ Tax Regulatory Agreement, dated as of April 1, 1999, by and among California Infrastructure and Economic Development Bank, U.S. Bank Trust National Association, as Trustee, and Roller Bearing Company of America, Inc.

10.43++ Asset And Stock Purchase Agreement, dated as of December 17, 1999, by and among Schaublin France SA, Schaublin USA Inc., Schaublin SA, And RBC Schaublin SA and RBC Schaublin SA.

10.44++ Lease Agreement, dated as of December 17, 1999, between Schaublin SA and RBC Schaublin SA.

10.45++ Credit Agreement, dated as of December 27, 1999, between RBC Schaublin S.A. Delemont and Credit Suisse.

10.46# Asset Purchase Agreement, dated September 28, 2001, by and between OBB Acquisition Corp. and Congress Financial Corporation (Southwest)

10.47# Asset Purchase Agreement, dated September 28, 2001, by and between OBB Acquisition Corp. and Prime Financial Corporation

10.48# Credit Agreement, dated May 30, 2002, by and among the Company, certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and lender and GECC Capital Markets Group, Inc.

10.49# Security Agreement, dated May 30, 2002, by and among the Company, certain of its domestic subsidiaries and General Electric Capital Corporation, as agent for Lenders.

10.50# Pledge Agreement, dated May 30, 2002, by and among the Company, certain of its domestic subsidiaries and General Electric Capital Corporation, as agent for Lenders.

EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENT

10.51# Employment Agreement, dated December 18, 2002, between RBCA and Dr. Michael J. Hartnett.

10.52#              Amended and Restated Stockholders Agreement, dated
                    July 29, 2002, by and among Holdings, Dr. Michael J. Hartnett, Hartnett Family Investments, L.P., Whitney RBHC Investor, LLC and Whitney V, L.P.

10.53# Amended and Restated Management Services Agreement, dated July 29, 2002, by and among the Company and Whitney & Co.

10.54# Preferred Stock Purchase Agreement, dated July 25, 2002, by and among RBCA, Holdings, Dr. Michael J. Hartnett and Whitney V, L.P.

16.2**              Letter of Ernst & Young LLP regarding Change in Certifying
                    Accountant.

21.***              Subsidiaries of RBCA.


     *Incorporated  by reference to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on August 8, 1997.
     **Incorporated by reference to Amendment No. 1 to the Registration
                    Statement on Form S-4, filed with the Securities and Exchange Commission by RBCA and its subsidiaries on October 31, 1997.
     ***Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 3, 1999.
     ****Incorporated by reference to the Company's Current Report on Form 8-K, dated June 11, 1999.
     # Filed herewith.
     + Incorporated by reference to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 26, 1999.

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

August 6, 2002                By: /s/ Michael J. Hartnett
                                  -----------------------------------------
                                  Michael J. Hartnett
                                  Chairman of the Board of Directors,
                                  President and Chief Executive Officer

August 6, 2002                By: /s/ Kurt B. Larsen
                                  -----------------------------------------
                                  Kurt B. Larsen
                                  Director

August 6, 2002                By: /s/ William E. Myers
                                  -----------------------------------------
                                  William E. Myers, Jr.
                                  Director

August 6, 2002                By: /s/ Mitchell I. Quain
                                  -----------------------------------------
                                  Mitchell I. Quain
                                  Director

August 6, 2002                By: /s/ Robert Anderson
                                  -----------------------------------------
                                  Robert Anderson
                                  Director

August 6, 2002                By: /s/ Richard R. Crowell
                                  -----------------------------------------
                                  Richard R. Crowell
                                  Director

August 6, 2002                By: /s/ Michael J. Stone
                                  -----------------------------------------
                                  Michael J. Stone
                                  Director

August 6, 2002                By: /s/ William P. Killian
                                  -----------------------------------------
                                  William P. Killian
                                  Director

                                  SCHEDULE II
                       Valuation and Qualifying Accounts
                             (dollars in thousands)




For the year ended March 30, 2002

 Column A           Column B                    Column C                Column D           Column E
-----------      ----------------      ------------------------   ----------------    ------------------
Description        Balance at                                                             Balance
                  beginning of                                                           at end of
                     period                    Additions              Deductions           period
-----------      ----------------      ------------------------   ----------------    ------------------

                                        Charged to   Charged to
                                        Costs and      other
                                         Expenses     accounts
-----------       ---------           -------------  -------------  ----------------   --------------
Bad Debt Reserve    $257                  $364            $ -            $ -               $621

--------------------------------------------------------------------------------------------------------

For the year ended March 31, 2001

 Column A           Column B              Column C                   Column D            Column E
-----------      ----------------      ------------------------   ----------------    ------------------
Description        Balance at                                                             Balance
                  beginning of                                                           at end of
                     period               Additions                 Deductions            period
-----------      ----------------      ------------------------   ----------------    ------------------

                                        Charged to   Charged to
                                        Costs and      other
                                         Expenses     accounts
-----------         ---------      ------------- -------------  ----------------    -----------------
Bad Debt Reserve      $279              $             $ -             $ 22                $257

--------------------------------------------------------------------------------------------------------

For the year ended April 1, 2000

 Column A           Column B                Column C                Column D              Column E
-----------      ----------------      ------------------------   ----------------    ------------------
Description        Balance at                                                             Balance
                  beginning of                                                           at end of
                    period                  Additions              Deductions             period
-----------      ----------------      ------------------------   ----------------    ------------------

                                        Charged to   Charged to
                                        Costs and      other
                                         Expenses     accounts
-----------        ---------         -------------  -----------    ----------------    --------------
Bad Debt Reserve     $168                $117          $ --           $ 6                $279