Form 10-Q
period 2002-06-29
ROLLER BEARING CO OF AMERICA INC
filed 2002-08-13
CIK 1042465

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 29, 2002
                                                         -------------


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ________


                        Commission file number: 333-33085
                                                ---------


                     ROLLER BEARING COMPANY OF AMERICA, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                             13-3426227
                 --------                             ----------
      (State or other jurisdiction       (IRS Employer Identification Number)
               incorporation)

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


                 Class                    Outstanding at August 12, 2002
      ----------------------------        ------------------------------
      Common stock, $.01 par value                     100

                     ROLLER BEARING COMPANY OF AMERICA, INC.

                                      INDEX

                                                                                                  PAGE
Part I            Financial Information

Item 1.           Consolidated Balance Sheets -
                               At June 29, 2002 (unaudited) and March 30, 2002                      3

                  Consolidated Statements of Operations - Three months ended
                           June 29, 2002 (unaudited) and June 30, 2001 (unaudited)                  4

                  Consolidated  Statements of Cash Flows Three months ended June
                           29, 2002 (unaudited)
                           and June 30, 2001 (unaudited)                                            5

                           Notes to Consolidated Financial Statements                              6-13

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          14-16

Item 3.           Quantitative and Qualitative Disclosure of Market Risk                            16

Part II           Other Information                                                                 17

Signatures                                                                                          18

PART I

      ITEM 1. FINANCIAL INFORMATION

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    JUNE 29,    MARCH 30,
                                                                                      2002        2002
                                                                                   (UNAUDITED)     *
                                                                                   -----------  --------
ASSETS

      Current assets:
            Cash                                                                     $ 16,472   $  7,178
            Accounts receivable, net of allowance for doubtful accounts
               of $631 at June 29, 2002 and $621 at March 30, 2002                     31,339     38,415
            Inventories                                                                81,108     76,605
            Prepaid expenses and other current assets                                   4,840      5,127
                                                                                     --------   --------
                  Total current assets                                                133,759    127,325
                                                                                     --------   --------

            Property, plant and equipment, net                                         58,989     59,536
            Restricted marketable securities                                            1,255      1,255
            Goodwill, net of accumulated amortization
                  of $6,624 at June 29, 2002 and March 30, 2002                        25,150     25,150
            Deferred financing costs, net of accumulated amortization of $5,070 at
                  June 29, 2002 and $4,776 at March 30, 2002                            5,920      3,413
            Other assets                                                                1,366      1,342
                                                                                     --------   --------
                  Total assets                                                       $226,439   $218,021
                                                                                     ========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                         $ 12,838   $ 13,880
            Accrued expenses and other current liabilities                             10,742     12,312
            Current portion of long-term debt                                           7,672     31,594
            Obligations under capital leases, current portion                             493        533
                                                                                     --------   --------
                  Total current liabilities                                            31,745     58,319
                                                                                     --------   --------

            Long-term debt                                                            164,258    130,135

            Capital lease obligations, less current portion                                56        148

            Other non-current liabilities                                              16,096     16,046
                                                                                     --------   --------
                  Total liabilities                                                   212,155    204,648
                                                                                     --------   --------
      Commitments and contingencies

      Stockholder's equity:
            Common stock - $.01 par value; 1,000 shares
                  authorized; issued and outstanding shares:
                  100 shares at June 29, 2002 and at March 30, 2002                        --         --
            Additional paid-in capital                                                  9,708      9,708
            Currency translation adjustment                                               174         88
            Retained (deficit) earnings                                                 4,402      3,577
                                                                                     --------   --------
                  Total stockholder's equity                                           14,284     13,373

                  Total liabilities and stockholder's equity                         $226,439   $218,021
                                                                                     ========   ========

* Balances were derived from the audited balance sheet as of March 30, 2002


                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                  -------------------------
                                                  JUNE 29,         JUNE 30,
                                                    2002             2001
                                                  -------          -------
Net sales                                         $38,521          $40,170

Cost of sales                                      27,065           27,277
                                                  -------          -------

     Gross margin                                  11,456           12,893

Operating expenses:
     Selling, general and administrative            6,269            6,188
     Other expense, net of other income                19              196
                                                  -------          -------
                                                    6,288            6,384

     Operating income                               5,168            6,509

Interest expense, net                               3,766            4,141
Minority interest                                       4                4
                                                  -------          -------

     Income before taxes                            1,398            2,364

Provision for income taxes                            573              970
                                                  -------          -------

     Net income                                   $   825          $ 1,394
                                                  =======          =======

                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                       JUNE 29,     JUNE 30,
                                                                                         2002         2001
                                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $    825     $  1,394
      Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
             Depreciation                                                                 2,246        2,297
             Minority interest                                                                4            4
             Amortization of goodwill                                                        --          200
             Amortization of deferred financing costs                                       293          231
             Changes in working capital, net of acquisitions:
                     (Increase) decrease in accounts receivable                           7,076        6,718
                     (Increase) decrease in inventories                                  (4,503)      (3,297)
                     (Increase) decrease in prepaid expenses & other current assets         287         (664)
                     (Increase) decrease in other non-current assets                       (454)          27
                     Increase (decrease) in accounts payable & accrued expenses          (2,272)      (1,860)
                     Increase (decrease) in other non-current liabilities                    45            4
                                                                                       --------     --------
             Net cash provided by operating activities                                    3,547        5,054



CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant & equipment, net                                       (1,610)      (1,724)
      Sale of restricted marketable securities                                               --          445
                                                                                       --------     --------
             Net cash used in investing activities                                       (1,610)      (1,279)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net decrease in revolving credit facility                                         (28,500)        (500)
      Proceeds from long term debt                                                       40,000           --
      Financing fees paid in connection with the credit facility                         (2,800)          --
      Payments of bank term loan                                                         (1,841)      (1,640)
      Principal payments on capital lease obligations                                      (132)        (211)
                                                                                       --------     --------
             Net cash (used in) provided by financing activities                          6,727       (2,351)

CASH AND CASH EQUIVALENTS:
      Effect of exchange rate changes                                                       630          (64)

      Increase during the period                                                          9,294        1,360
      Cash, at beginning of year                                                          7,178        3,126
                                                                                       --------     --------
      Cash, at end of period                                                           $ 16,472     $  4,486
                                                                                       ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
             Interest                                                                  $  6,099     $  6,575
                                                                                       ========     ========
             Income taxes                                                              $     99     $     59
                                                                                       ========     ========


                 See Notes to Consolidated Financial Statements

                     ROLLER BEARING COMPANY OF AMERICA, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data was derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the three month period ended June 29, 2002 are not necessarily indicative of the operating results for the full year.

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

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of June 29, 2002 and March 30, 2002 and for fiscal quarters ended June 29, 2002 and June 30, 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

                                                          SUBTOTAL                NON              CORPORATE
AS OF 06/29/02: (unaudited)                              SUBSIDIARY            GUARANTOR              AND                 TOTAL
                                                         GUARANTORS          SUBSIDIARIES          DIVISIONS             COMPANY

 Cash                                                    $   (172)            $    915           $   15,729          $   16,472
 Accounts receivable, net                                    6,671                                   21,431              31,339
                                                                                 3,237

   Raw material                                              1,137                 734                1,589               3,460
   Work in process                                          10,848               2,854                5,161              18,863
   Finished goods                                           25,683               5,453               27,649              58,785
                                                         ---------          ----------           ----------          ----------
   Inventories                                              37,668               9,041               34,399              81,108
 Prepaid expense other current assets                          522                 486                3,832               4,840
                                                         ---------          ----------           ----------          ----------
      Total current assets                                  44,689              13,679               75,391             133,759

 Property, plant and equipment, net                         33,462              34,139               21,388              58,989
 Restricted marketable securities                               38                   -                1,217               1,255
 Goodwill, net                                               8,054                   -               17,096              25,150
 Deferred financing costs, net                                   -                   -                5,920               5,920
 Other assets                                                    -                 203                1,163               1,366
                                                         ---------          ----------           ----------          ----------
      Total assets                                       $  86,243          $   18,021           $  122,175          $  226,439
                                                         ---------          ----------           ----------          ----------

 Accounts payable                                        $   5,811          $    1,546            $   5,481           $  12,838
 Interco payable (receivables)                              61,660               3,457              (65,117)                  -
 Interco loans                                                   -               1,740               (1,740)                  -
 Current portion of long-term debt                             195               1,764                5,802               7,761
 Obligations under capital leases                              138                  29                  326                 493
 Accrued expenses and other current liabilities              3,206               1,190                6,257              10,653
                                                         ---------          ----------           ----------          ----------
      Total current liabilities                             71,010               9,726              (48,991)              31,745

  Long term debt                                             1,639               2,833              159,786             164,258
 Capital lease obligations, less current portion                27                  23                    6                  56
 Other noncurrent liabilities                                1,153                  46               14,897              16,096
                                                         ---------          ----------           ----------          ----------
      Total liabilities                                     73,829              12,628              125,698             212,155

Stockholder's equity (deficit):
 Common stock                                                                       63                  (63)
 Additional paid in capital                                      -                   -                9,708               9,708
Currency translation adjustment                                  -                 174                    -                 174
 Total retained earnings                                    12,414               5,156              (13,168)               4,402
                                                         ---------          ----------           ----------          ----------
 Total stockholder's equity                                 12,414               5,393               (3,523)              14,284

 Total liabilities & stockholder's equity               $   86,243          $   18,021           $  122,175           $ 226,439
                                                         ---------          ----------           ----------          ----------
Consolidated Balance Sheets

                                                        SUBTOTAL               NON               CORPORATE
AS OF 3/30/02:                                         SUBSIDIARY           GUARANTOR               AND                TOTAL
                                                       GUARANTORS          SUBSIDIARIES          DIVISIONS            COMPANY

 Cash                                                  $    (240)           $    1,134           $    6,284           $  7,178
 Accounts receivable, net                                  8,175                 3,084               27,156             38,415

   Raw material                                              870                   718                1,597              3,185
   Work in process                                         8,884                 2,582                7,110             18,576
   Finished goods                                         24,287                 4,477               26,080             54,844
                                                       ---------            ----------           ----------           --------
       Inventories                                        34,041                 7,777               34,787             76,605
 Prepaid expense other current assets                        343                   474                4,310              5,127
                                                       ---------            ----------           ----------           --------
      Total current assets                                42,319                12,469               72,537            127,325

 Property, plant and equipment, net                       32,622                 3,903               23,011             59,536

 Restricted marketable securities                             38                     -                1,217              1,255
 Goodwill, net                                             8,054                     -               17,096             25,150
 Deferred financing costs, net                                 -                     -                3,413              3,413
 Other assets                                             (2,128)                  180                3,290              1,342
                                                       ---------            ----------           ----------           --------
      Total assets                                     $  80,905            $   16,552           $  120,564           $218,021
                                                       =========            ==========           ==========           ========

 Accounts payable                                      $   6,113            $    1,665           $    6,102           $ 13,880
 Interco payable (receivable)                             52,245                 3,989              (56,234)                 -
 Current portion of long-term debt                           203                 1,515               29,876             31,594
 Obligations under capital leases                            151                    29                  353                533
 Accrued expenses and other current liabilities            8,501                 1,019                2,792             12,312
                                                       ---------            ----------           ----------           --------
      Total current liabilities                           67,213                 8,217              (17,111)            58,319

 Long term debt                                            1,680                 2,955              125,500            130,135
 Capital lease obligations, less current portion              51                    25                   72                148
 Other noncurrent liabilities                              1,158                   132               14,756             16,046
                                                       ---------            ----------           ----------           --------
      Total liabilities                                   70,102                11,329              123,217            204,648

Stockholder's equity (deficit):
 Common stock                                                  -                    63                  (63)                 -
                                                                                 1,740
 Additional paid in capital                                    -                     -                9,708              9,708
 Currency translation adjustment                               -                    88                    -                 88
 Total retained earnings                                  10,803                 5,072              (12,298)             3,577
                                                       ---------            ----------           ----------           --------
 Total stockholder's equity                               10,803                 5,223               (2,653)            13,373

 Total liabilities & stockholder's equity              $  80,905            $   16,552           $  120,564           $218,021
                                                       =========            ==========           ==========           ========



 CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                               NON
                                                      SUBSIDIARY            GUARANTOR           CORPORATE              TOTAL
Three months ended June 29, 2002 (Unaudited)          GUARANTORS          SUBSIDIARIES        AND DIVISIONS           COMPANY

Net sales                                              $ 17,547             $ 3,654             $ 17,320            $ 38,521

Cost of sales                                            13,383               2,464               11,218              27,065
                                                       --------             -------             --------            --------

Gross margin                                              4,164               1,190                6,102              11,456

   Selling, general and administrative                    1,416                 839                4,014               6,269
   Other expense, net of other income                         6                  16                  (3)                  19
                                                       --------             -------             --------            --------

Operating income                                          2,742                 335                2,091               5,168

  Interest expense, net                                      12                  43                3,711               3,766
  Minority interest                                           -                   4                    -                   4
                                                       --------             -------             --------            --------
Income before taxes                                       2,730                 288               (1,620)              1,398

Provision for income taxes                                1,119                 118                 (664)                573
                                                       --------             -------             --------            --------

Net income                                             $  1,611             $   170             $   (956)           $    825
                                                       ========             =======             ========            ========

CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                               NON
                                                       SUBSIDIARY           GUARANTOR           CORPORATE              TOTAL
Three months ended June 30, 2001 (Unaudited)           GUARANTORS         SUBSIDIARIES        AND DIVISIONS           COMPANY

Net sales                                               $ 17,119             $ 4,093             $ 18,958            $ 40,170

Cost of sales                                             13,145               2,714               11,418              27,277
                                                        --------             -------             --------            --------

Gross margin                                               3,974               1,379                7,540              12,893

   Selling, general and administrative                     1,373                 745                4,070               6,188
   Other expense, net of other income                         74                  (4)                 126                 196
                                                        --------             -------             --------            --------

Operating income                                           2,527                 638                3,344               6,509

  Interest expense, net                                       25                 105                4,011               4,141
  Minority interest                                            -                   4                    -                   4
                                                        --------             -------             --------            --------
Income before taxes                                        2,502                 529                 (667)              2,364

Provision for income taxes                                 1,026                 217                 (273)                970
                                                        --------             -------             --------            --------

Net income                                              $  1,476             $   312             $   (394)           $  1,394
                                                        ========             =======             ========            ========


CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                   NON
                                                            SUBSIDIARY          GUARANTOR            CORPORATE             TOTAL
Three Months Ended June 29, 2002 (Unaudited)                GUARANTORS         SUBSIDIARIES        AND DIVISIONS          COMPANY

Cash flows from operating activities:
Net income                                                  $    1,611           $     170          $     (956)            $    825
Adjustments to reconcile net income to net
cash provided by operations:
     Depreciation                                                  919                 177                1,150               2,246
     Minority interest                                               -                   4                    -                   4
     Amortization of goodwill                                        -                   -                    -                   -
     Amortization of deferred financing costs                        -                   -                  293                 293
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                      (411)                 20                3,251               2,860
       (Increase) decrease in non-current assets                     -                   -                (454)               (454)
       Increase (decrease) in current liabilities               (1,266)               (620)                (386)             (2,272)
       Increase (decrease) in  non-current liabilities               -                   -                   45                  45
                                                            ----------           ---------          -----------            --------

   Net cash provided by operating activities                       853                (249)               2,943               3,547

Cash flows from investing activities:
     Purchase of property, plant & equipment, net                 (659)               (143)                (808)             (1,610)
     Sale of restricted marketable securities                        -                   -                    -                   -

   Net cash used in investing activities                         (659)                (143)                (808)             (1,610)

Cash flows from financing activities:
    Net increase (decrease)in revolving credit facility              -                   -              (28,500)            (28,500)
    Proceeds from long term debt                                     -                   -               40,000              40,000
    Financing fees paid in connection with the credit facility       -                   -               (2,800)             (2,800)
    Payments on bank term loan                                     (59)               (457)              (1,325)             (1,841)
    Principal payments on capital lease obligations                (68)                  -                  (64)               (132)
                                                            ----------           ---------          -----------            --------

    Net cash used in financing activities                         (127)               (457)               7,311               6,727

Cash and cash equivalents:
   Effect of exchange rate changes                                   -                 630                    -                 630

Increase (decrease) during the year                                 67                (219)               9,446               9,294

Cash, at beginning of year                                        (240)              1,134                6,284               7,178
                                                            ----------           ---------          -----------            --------
Cash, at end of period                                      $    ( 173)          $     915          $    15,730            $ 16,472
                                                            ==========           =========          ===========            ========


                                                                                    NON
                                                             SUBSIDIARY          GUARANTOR            CORPORATE             TOTAL
Three Months Ended June 30, 2001 (Unaudited)                GUARANTORS         SUBSIDIARIES         AND DIVISIONS          COMPANY

Cash flows from operating activities:
Net income                                                   $   1,476             $   312            $   (394)           $   1,394
Adjustments to reconcile net income to net
     cash provided by operations:
  Depreciation                                                     879                 110               1,308                2,297
  Minority interest                                                  -                   4                   -                    4
  Amortization of excess of cost over net
   assets acquired                                                  56                   -                 144                  200
  Amortization of deferred financing costs                           -                   -                 231                  231
  Changes in working capital, net of acquisitions:
    (Increase) decrease in current assets                          (58)                 20               2,795                2,757
    (Increase) decrease in non-current assets                        -                   -                  27                   27
    Increase (decrease) in current liabilities                  (1,050)                 50                (860)              (1,860)
    Increase (decrease) in  non-current liabilities                  -                   -                   4                    4
                                                             ---------             -------            --------            ---------

   Net cash provided by operating activities                     1,303                 496               3,255                5,054

Cash flows from investing activities:
    Purchase of property, plant & equipment, net                  (961)               (143)               (620)              (1,724)
    Sale of restricted marketable securities                       445                   -                   -                  445
                                                             ---------             -------            --------            ---------

   Net cash used in investing activities                          (516)               (143)               (620)              (1,279)

Cash flows from financing activities:
    Net increase (decrease)in revolving credit facility              -                   -                (500)                (500)
    Payments on bank term loan                                     (59)               (457)             (1,124)              (1,640)
    Principal payments on capital lease obligations                (68)                  -                (143)                (211)
                                                             ---------             -------            --------            ---------

    Net cash used in financing activities                         (127)               (457)             (1,767)              (2,351)

Cash and cash equivalents:
   Effect of exchange rate changes                                   -                   -                 (64)                 (64)

   Increase (decrease) during the year                             660                (104)                804                1,360

Cash, at beginning of year                                        (504)              2,317               1,313                3,126
                                                             ---------             -------            --------            ---------
Cash, at end of period                                       $     156             $ 2,213            $  2,117            $   4,486
                                                             =========             =======            ========            =========

Approximately $16,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of June 29, 2002 the Company had the ability to borrow up to an additional $6,900 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                    JUNE 29, 2002                MARCH 30, 2002
                                                                                    -------------                --------------

SENIOR SUBORDINATED NOTES PAYABLE                                                        $110,000                      $110,000
CREDIT FACILITY

Term Loan, payable in quarterly  installments of $250,  commencing September 30,
1997,  increasing  annually  thereafter  to $1,375 from  September 30, 2001 with final  payment due June 30,  2002;  bears  interest at variable  rates,  payable
monthly and quarterly for prime and LIBOR-based elections, respectively                        --                         1,375


Term Loan, payable in quarterly installments of $1,428, commencing September 30,
2002, with final payment of $12,857 due May 30, 2007; bears interest at variable rates,  payable monthly and upon maturity for prime and  LIBOR-based  elections,
respectively                                                                               40,000                            --


Revolving Credit Facility borrowings outstanding                                               --                        28,500

SWISS CREDIT FACILITY
---------------------
Term Loan, payable in quarterly installments of approximately
$287, commencing March 2001, increasing thereafter to
approximately $430 from March 2004; bears interest at variable
rates, payable quarterly                                                                    4,597                         4,470

OTHER LOANS                                                                                   678                           729
-----------

INDUSTRIAL DEVELOPMENT REVENUE BONDS

Series 1994 A due in annual  installments  of $180 beginning  September 1, 2006, graduating  to $815 on September 1, 2014 with final  payment due on September 1,
2017; bears interest at a variable rate, payable monthly through December 2017              7,700                         7,700

Series  1994 B bears  interest  at a  variable  rate,  payable  monthly  through
December 2017                                                                               3,000                         3,000

Series  1998  tax-exempt  industrial  development  bonds;  bearing  interest  at
variable rates, payable monthly through December 2021                                       1,155                         1,155

Series  1999  tax-exempt  industrial  development  bonds;  bearing  interest  at
variable rates, payable monthly through April 2024                                          4,800                         4,800
                                                                                         --------                      --------

TOTAL DEBT                                                                                171,930                       161,729

LESS:  CURRENT PORTION                                                                      7,672                        31,594
                                                                                         --------                      --------

LONG-TERM DEBT                                                                           $164,258                      $130,135
                                                                                         ========                      ========

The current portion of long-term debt as of March 30, 2002 includes $28,500 borrowing on the Revolving Credit Facility, which was retired in connection with the GECC financing agreement completed in June 2002.

2.    RECENTLY ISSUED PRONOUNCEMENTS

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

3.    COMPREHENSIVE INCOME

Comprehensive income includes all changes in a company's equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

                                                           Three months ended
                                                           ------------------
                                                      June 29,          June 30,
                                                        2002              2001
                                                        ----              ----

Net income                                             $ 825             $1,394
Foreign currency translation adjustments                  51                218
                                                       -----             ------
Total comprehensive                                    $ 876             $1,612
                                                       =====             ======

4.    GOODWILL

The Company adopted statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective March 31, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended June 30, 2001. Subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (in thousands) and earnings per share would have been as follows:

                                                           Three months ended
                                                           ------------------
                                                      June 29,          June 30,
                                                        2002              2001
                                                        ----              ----

Reported net income                                    $ 825             $1,394
Add back goodwill amortization, net of tax                 -                118
                                                       -----             ------
Adjusted net income                                    $ 825             $1,512
                                                       =====             ======

5.    SUBSEQUENT EVENT

During July 2002, Whitney Acquisition II, Corp. ("Whitney"), a principal investor in Holdings, and Dr. Michael J. Hartnett, the Company's President, Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings' Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24,000. In connection with the purchase, Holdings paid a fee of $750 Whitney and amended the terms of the management services agreement. Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company's cash on hand to repurchase approximately $30,400 in principal amount at maturity of certain debt issued in connection with the Recapitalization (Note 1). This repurchase satisfied Holdings' obligation to make a scheduled redemption payment relating to such debt in December 2002. Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406.

The holders of Holdings' Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings' Common Stock. The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof. In either situation, each share of Class B Preferred would yield a number of shares o f Holdings' Class A Common Stock determined by reference to a formula set forth in Holdings' Amended and Reseated Certificate of Incorporation (which includes anti-dilution protections), a number of shares of Holdings' Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock. Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend. The Class C Preferred Stock is subject to redemption by Holdings at its option but is not subject to mandatory redemption. The Class D Preferred Stock entitles the holders thereof, upon liquidation, to a payment determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation.

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

The following discussion addresses the financial condition of the Company as of June 29, 2002 and the results of its operations for the three month period ended June 29, 2002, compared to the comparable periods last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2002 included in the Form 10-K.

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net sales for the quarter ended June 29, 2002 were $38.5 million, a decrease of $1.7 million or 4.1% over the quarter ended June 30, 2001. The decrease in net sales is primarily attributed to overall sluggishness in the manufacturing sector and softness in distributor areas.

Gross margin decreased by $1.4 million or 11.1% to $11.5 million for the quarter ended June 29, 2002, as compared to the first quarter of last year. Gross margin as a percentage of net sales decreased 2.4%, from 32.1% for the first quarter of fiscal 2002, to 29.7% for the first quarter of fiscal 2003. This decrease is primarily the result of the reduced sales and a change in the product mix.

Selling, general and administrative ("SG&A") expenses increased by $0.1 million or 1.3% to $6.3 million for the three month period ended June 29, 2002 as compared to the comparable period last year.

Operating income decreased by $1.3 million or 20.6% to $5.2 million for the quarter ended June 29, 2002 compared to $6.5 million for the quarter ended
June 29, 2002. The decrease primarily resulted from lower gross margin somewhat offset by lower operating expenses relating to goodwill amortization.

Interest expense for the first quarter of fiscal 2003 was $3.8 million compared to $4.1 million for the first quarter of fiscal 2002, primarily due to lower interest rates on the outstanding revolving credit facility.

Income before taxes decreased $1.0 million for the quarter ended June 29, 2002 to $1.4 million from $2.4 million for the quarter ended June 30, 2001, as a result lower operating income and was somewhat offset by lower interest expense in the first quarter of fiscal 2003.

Net income for the quarter ended June 29, 2002 reflects a tax provision of $0.6 million compared to $1.0 million for the quarter ended June 30, 2001. Net income decreased by $0.6 million to $0.8 million from $1.4 million for last year, as a result of the lower income before taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended June 29, 2002, the Company provided cash of $3.6 million from operating activities compared to $5.1 million for the comparable period last year. The decrease of $1.5 million is primarily the result of a decrease in net income of $0.6, goodwill amortization decrease of $0.2 million and an increase in other non-cash working capital of $0.7 million.

Cash used for investing activities for the three months ended June 29, 2002 consisted of $1.6 million relating to capital expenditures compared to $1.7 million for the three months ended June 30, 2001. Additionally, in the three months ended June 30, 2001, $0.4 million was remitted to the Company in connection with qualifying equipment purchases related to and Industrial Revenue Bond.

For the three months ended June 29, 2002, the Company had net cash inflows from financing activities of $6.7 million resulting from retirement of its 1997 revolving credit facility of $28.5 million, issuance of a new bank term loan of $40.0 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $2.8 million, payments on bank debt of $1.8 million and payments on capital lease obligations of $0.1 million. In the first quarter of fiscal 2001, the Company had net cash outflows from financing activities of $2.3 million, consisting of repayments on its revolving credit facility of $0.5 million, payments of bank debt of $1.6 million and capital lease obligations of $0.2 million.

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

The proceeds of the Term Loan were used to pay off the Company's senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes. In addition, the Company has secured the letters of credit issued in connection with its previous senior credit facility pursuant to the New Credit Facility. The Revolving Credit Facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes. As of August 3, 2002 letters of credit in a total amount of $19.1 million were issued under the Revolving Credit Facility. No additional amounts have been drawn under the Revolving Credit Facility.

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

During July 2002, Whitney Acquisition II, Corp., a principal investor in Holdings, and Dr. Michael J. Hartnett, the Company's President, Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings' Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24.0 million. In connection with the purchase, Holdings paid a fee of $0.7 million to Whitney and the terms of the management services agreement were amended. Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company's cash on hand to repurchase approximately $30.4 million in principal amount at maturity of certain debt issued in connection with the Recapitalization (See Note 1 to the interim financial statements included in this Quarterly Report on Form 10-Q). This repurchase satisfied Holdings' obligation to make a scheduled redemption payment relating to such debt in December 2002. Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406. The Company believes that borrowings available under the Senior Secured Credit Facility, cash flow from operations and cash on hand will provide adequate funds for its ongoing operations and planned capital expenditures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEMS 2, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



                               ROLLER BEARING COMPANY OF AMERICA, INC.


August 9, 2002                 /s/ Michael J. Hartnett
                               ---------------------------------------------
                               By: Michael J. Hartnett
                               President & Chief Executive Officer
                               Principal Executive Officer

August 9, 2002                 /s/ Anthony S. Cavalieri
                               --------------------------------------------
                               By: Anthony S. Cavalieri
                               Vice President & Chief Financial Officer
                               Principal Financial and Accounting Officer