Form 10-Q
period 2002-09-28
ROLLER BEARING CO OF AMERICA INC
filed 2002-11-12
CIK 1042465

FORM 10-Q

Securities and Exchange Commission

Washington, DC  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number: 333-33085

ROLLER BEARING COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3426227
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

60 ROUND HILL ROAD, FAIRFIELD, CT	06430
(Address of principal executive offices)	(Zip code)
203-255-1511
Registrant’s Telephone Number:

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding twelve (12) months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒       No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2002
Common stock, $.01 par value	100

Roller Bearing Company of America, Inc.

Part I

 Item 1.  Financial Information

Roller Bearing Company of America, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	September 28, 2002	March 30, 2002 *
	(Unaudited)

ASSETS

Current assets:
Cash	$7,481	$7,178
Accounts receivable, net of allowance for doubtful accounts of $623 at September 28, 2002 and $621 at March 30, 2002	34,261	38,415
Inventories	82,352	76,605
Prepaid expenses and other current assets	5,745	5,127

Total current assets	129,839	127,325

Property, plant and equipment, net	59,772	59,536
Restricted marketable securities	577	1,255
Goodwill, net of accumulated amortization of $6,624 at September 28, 2002 and March 30, 2002	25,150	25,150
Deferred financing costs, net of accumulated amortization of $5,070 at September 28, 2002 and $4,776 at March 30, 2002	5,639	3,413
Other assets	1,366	1,342

Total assets	$222,343	$218,021

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable	$13,930	$13,880
Accrued expenses and other current liabilities	11,213	12,312
Current portion of long-term debt	7,736	31,594
Obligations under capital leases, current portion	377	533

Total current liabilities	33,256	58,319

Long-term debt	163,741	130,135

Capital lease obligations, less current portion	49	148

Other non-current liabilities	16,195	16,046

Total liabilities	213,241	204,648

Commitments and contingencies

Stockholder's equity:
Common stock - $.01 par value; 1,000 shares authorized; issued and outstanding shares:
100 shares at September 28, 2002 and at March 30, 2002	—	—
Additional paid-in capital	9,244	9,708
Currency translation adjustment	(142)	88
Retained earnings	—	3,577

Total stockholder's equity	9,102	13,373

Total liabilities and stockholder's equity	$222,343	$218,021

*Balances were derived from the audited balance sheet as of March 30, 2002

See Notes to Consolidated Financial Statements

Roller Bearing Company of America, Inc.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales	$41,249	$41,831	$79,770	$82,001

Cost of sales	29,837	28,696	56,902	55,973

Gross margin	11,412	13,135	22,868	26,028

Operating expenses:
Selling, general and administrative	6,590	6,441	12,859	12,629
Other expense, net of other income	19	172	38	368
	6,609	6,613	12,897	12,997

Operating income	4,803	6,522	9,971	13,031

Interest expense, net	3,382	3,897	7,148	8,038
Minority interest	7	4	11	8

Income before taxes	1,414	2,621	2,812	4,985

Provision for income taxes	580	1,075	1,153	2,045

Net income	$834	$1,546	$1,659	$2,940

See Notes to Consolidated Financial Statements

Roller Bearing Company of America, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Six Months Ended
	September 28, 2002	September 29, 2001

Cash flows from operating activities:
Net income	$1,659	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,435	4,585
Minority interest	11	8
Amortization of goodwill	—	401
Amortization of deferred financing costs	574	462
Changes in working capital:
(Increase) decrease in accounts receivable	4,154	5,674
(Increase) decrease in inventories	(5,747)	(6,503)
(Increase) decrease in prepaid expenses & other current assets	(618)	(1,680)
(Increase) decrease in other non-current assets	(24)	(3)
Increase (decrease) in accounts payable & accrued expenses	(1,050)	793
Increase (decrease) in other non-current liabilities	135	(12)
Net cash provided by operating activities	3,529	6,665

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(4,856)	(2,758)
Sale of restricted marketable securities	679	981
Net cash used in investing activities	(4,177)	(1,777)

Cash flows from financing activities:
Net decrease in revolving credit facility	(28,500)	—
Proceeds from long term debt	40,000	—
Dividends paid to parent	(5,700)	—
Financing fees paid in connection with the credit facility	(2,800)	—
Payments of bank term loan	(2,315)	(2,642)
Principal payments on capital lease obligations	(255)	(379)
Net cash provided by (used) in financing activities	430	(3,021)

Cash and Cash Equivalents:
Effect of exchange rate changes	521	(52)

Increase during the period	303	1,815
Cash, at beginning of year	7,178	3,126
Cash, at end of period	$7,481	$4,941

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,684	$7,498
Income taxes	$159	$59

See Notes to Consolidated Financial Statements

Roller Bearing Company of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (the “Form 10-K”). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the six month period ended September 28, 2002 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation, RBC Linear Precision Products, RBC Nice Bearings, Inc., Bremen Bearings, Inc., Miller Bearings, Inc., Tyson Bearings, Inc., RBC Schaublin Holding AG, RBC Schaublin S.A., RBC Oklahoma, Inc., J. Bovagnet SA and RBC de Mexico S de RL de CV. All material intercompany balances and transactions have been eliminated.

All references to “Holdings” refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the parent and sole stockholder of the Company.

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

The proceeds of the term loan were used to pay off the Company’s senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes.  In addition, the Company has secured the letters of credit issued in connection with its existing senior credit facility pursuant to its new credit facility.  The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.

On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the “Recapitalization”).

In connection with the financing of the Recapitalization, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the “Notes”). The Notes pay interest semiannually and mature on June 15, 2007, but may be redeemed at the Company’s option beginning on June 15, 2002, or earlier under certain conditions specified in the indenture pursuant to which the Notes were issued (the “Indenture”). The Notes are unsecured and subordinated to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed, jointly and severally, on a senior subordinated basis by each of the wholly owned subsidiaries of the Company.

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of September 28, 2002 and March 30, 2002 and for fiscal quarters and six months ended September 28, 2002 and September 29, 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

AS OF 09/28/02: (unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash	$(192)	$447	$7,226	$7,481
Accounts receivable, net	5,504	2,911	25,846	34,261

Raw material	853	745	1,525	3,123
Work in process	10,092	2,903	6,257	19,252
Finished goods	27,200	5,526	27,251	59,977
Inventories	38,145	9,174	35,033	82,352
Prepaid expense other current assets	597	430	4,718	5,745
Total current assets	44,054	12,962	72,823	129,839

Property, plant and equipment, net	33,341	3,932	22,499	59,772

Restricted marketable securities	38	—	539	577
Goodwill, net	8,054	—	17,096	25,150
Deferred financing costs, net	—	—	5,639	5,639
Other assets	—	204	1,162	1,366
Total assets	$85,487	$17,098	$119,758	$222,343

Accounts payable	$6,029	$1,418	$6,483	$13,930
Interco payable (receivables)	68,029	2,088	(70,117)	—
Interco loans	—	1,740	(1,740)	—
Current portion of long-term debt	211	1,810	5,715	7,736
Obligations under capital leases	118	25	234	377
Accrued expenses and other current liabilities	3,042	758	7,413	11,213
Total current liabilities	77,429	7,839	(52,012)	33,256

Long term debt	1,572	2,383	159,786	163,741
Capital lease obligations, less current portion	11	—	38	49
Other noncurrent liabilities	1,135	293	14,767	16,195
Total liabilities	80,147	10,515	122,579	213,241

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	9,244	9,244
Currency translation adjustment	—	(142)	—	(142)
Total retained earnings	5,340	6,662	(12,002)	—
Total stockholder’s equity	5,340	6,583	(2,821)	9,102

Total liabilities & stockholder’s equity	$85,487	$17,098	$119,758	$222,343

Consolidated Balance Sheets

AS OF 3/30/02:	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY
Cash	$(240)	$1,134	$6,284	$7,178
Accounts receivable, net	8,175	3,084	27,156	38,415

Raw material	870	718	1,597	3,185
Work in process	8,884	2,582	7,110	18,576
Finished goods	24,287	4,477	26,080	54,844
Inventories	34,041	7,777	34,787	76,605
Prepaid expense other current assets	343	474	4,310	5,127
Total current assets	42,319	12,469	72,537	127,325

Property, plant and equipment, net	32,622	3,903	23,011	59,536

Restricted marketable securities	38	—	1,217	1,255
Goodwill, net	8,054	—	17,096	25,150
Deferred financing costs, net	—	—	3,413	3,413
Other assets	(2,128)	180	3,290	1,342
Total assets	$80,905	$16,552	$120,564	$218,021

Accounts payable	$6,113	$1,665	$6,102	$13,880
Interco payable (receivable)	52,245	3,989	(56,234)	—
Current portion of long-term debt	203	1,515	29,876	31,594
Obligations under capital leases	151	29	353	533
Accrued expenses and other current liabilities	8,501	1,019	2,792	12,312
Total current liabilities	67,213	8,217	(17,111)	58,319

Long term debt	1,680	2,955	125,500	130,135
Capital lease obligations, less current portion	51	25	72	148
Other noncurrent liabilities	1,158	132	14,756	16,046
Total liabilities	70,102	11,329	123,217	204,648

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	9,708	9,708
Currency translation adjustment	—	88	—	88
Total retained earnings	10,803	5,072	(12,298)	3,577
Total stockholder’s equity	10,803	5,223	(2,653)	13,373

Total liabilities & stockholder’s equity	$80,905	$16,552	$120,564	$218,021

Consolidating Statements of Operations

Three months ended September 28, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$20,671	$4,746	$15,832	$41,249

Cost of sales	16,750	3,813	9,274	29,837

Gross margin	3,921	933	6,558	11,412

Selling, general and administrative	1,392	862	4,336	6,590
Other expense, net of other income	17	15	(13)	19

Operating income	2,512	56	2,235	4,803

Interest expense, net	13	141	3,228	3,382
Minority interest	—	7	—	7
Income before taxes	2,499	(92)	(993)	1,414

Provision for income taxes	—	—	580	580

Net income	$2,499	$(92)	$(1,573)	$834

Consolidating Statements of Operations

Three months ended September 29, 2001 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$19,579	$3,404	$18,848	$41,831

Cost of sales	14,485	2,222	11,989	28,696

Gross margin	5,094	1,182	6,859	13,135

Selling, general and administrative	1,336	690	4,415	6,441
Other expense, net of other income	56	—	116	172

Operating income	3,702	492	2,328	6,522

Interest expense, net	29	101	3,767	3,897
Minority interest	—	4	—	4
Income before taxes	3,673	387	(1,439)	2,621

Provision for income taxes	1,506	159	(590)	1,075

Net income	$2,167	$228	$(849)	$1,546

Consolidating Statements of Operations

Six months ended September 28, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$38,218	$8,400	$33,152	$79,770

Cost of sales	30,133	6,277	20,492	56,902

Gross margin	8,085	2,123	12,660	22,868

Selling, general and administrative	2,808	1,701	8,350	12,859
Other expense, net of other income	23	31	(16)	38

Operating income	5,254	391	4,326	9,971

Interest expense, net	13	141	6,994	7,148
Minority interest	—	11	—	11
Income before taxes	5,241	239	(2,668)	2,812

Provision for income taxes	—	—	1,153	1,153

Net income	$5,241	$239	$(3,821)	$1,659

Consolidating Statements of Operations

Six months ended September 29, 2001 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$37,303	$7,497	$37,201	$82,001

Cost of sales	27,630	4,936	23,407	55,973

Gross margin	9,673	2,561	13,794	26,028

Selling, general and administrative	2,709	1,431	8,489	12,629
Other expense, net of other income	112	—	256	368

Operating income	6,852	1,130	5,049	13,031

Interest expense, net	54	206	7,778	8,038
Minority interest	—	8	—	8
Income before taxes	6,798	916	(2,729)	4,985

Provision for income taxes	2,787	376	(1,118)	2,045

Net income	$4,011	$540	$(1,611)	$2,940

Consolidated Statements of Cash Flows

Six Months Ended September 28, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash flows from operating activities:
Net income	$5,241	$239	$(3,821)	$1,659
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,464	310	1,661	4,435
Minority interest	—	11	—	11
Amortization of deferred financing costs	—	—	574	574
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(1,687)	(1,180)	656	(2,211)
(Increase) decrease in non-current assets	—	—	(24)	(24)
Increase (decrease) in current liabilities	(4,334)	753	2,531	(1,050)
Increase (decrease) in non-current liabilities	—	—	135	135

Net cash provided by operating activities	1,684	133	1,712	3,529

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(2,143)	(471)	(2,242)	(4,856)
Sale of restricted marketable securities	679	—	—	679

Net cash used in investing activities	(1,464)	(471)	(2,242)	(4,177)

Cash flows from financing activities:
Net increase (decrease)in revolving credit facility	—	—	(28,500)	(28,500)
Proceeds from long term debt	—	—	40,000	40,000
Dividend paid to parent	(5,700)	(5,700)
Financing fees paid in connection with the credit facility	—	—	(2,800)	(2,800)
Payments on bank term loan	(99)	(841)	(1,375)	(2,315)
Principal payments on capital lease obligations	(73)	(29)	(153)	(255)

Net cash used in financing activities	(172)	(870)	1,472	430

Cash and cash equivalents:
Effect of exchange rate changes	—	521	—	521

Increase (decrease) during the year	48	(687)	942	303

Cash, at beginning of year	(240)	1,134	6,284	7,178
Cash, at end of period	$(192)	$447	$7,226	$7,481

Six Months Ended September 29, 2001 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash flows from operating activities:
Net income	$4,011	$540	$(1,611)	$2,940
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,783	210	2,592	4,585
Minority interest	—	8	—	8
Amortization of excess of cost over net assets acquired	112	—	289	401
Amortization of deferred financing costs	—	—	462	462
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	33	(146)	(2,396)	(2,509)
(Increase) decrease in non-current assets	—	(33)	30	(3)
Increase (decrease) in current liabilities	(2,756)	1,460	2,089	793
Increase (decrease) in non-current liabilities	1	1	(14)	(12)

Net cash provided by operating activities	3,184	2,040	1,441	6,665

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(1,511)	(482)	(765)	(2,758)
Sale of restricted marketable securities	578	—	403	981

Net cash used in investing activities	(933)	(482)	(362)	(1,777)

Cash flows from financing activities:
Net increase (decrease)in revolving credit facility	—	—	—	—
Payments on bank term loan	(52)	(92)	(2,498)	(2,642)
Principal payments on capital lease obligations	(134)	—	(245)	(379)

Net cash used in financing activities	(186)	(92)	(2,743)	(3,021)

Cash and cash equivalents:
Effect of exchange rate changes	—	—	(52)	(52)

Increase (decrease) during the year	2,065	1,466	(1,716)	1,815

Cash, at beginning of year	(504)	2,317	1,313	3,126
Cash, at end of period	$1,561	$3,783	$(403)	$4,941

Approximately $16,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company’s obligations relating to certain Industrial Development Revenue Bonds. As of September 28, 2002, the Company had the ability to borrow up to an additional $7,075 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

	September 28, 2002	March 30, 2002

Senior Subordinated Notes Payable	$110,000	$110,000

Credit Facility

Term Loan, payable in quarterly installments of $250, commencing September 30, 1997, increasing annually thereafter to $1,375 from September 30, 2001 with final payment due June 30, 2002; bears interest at variable rates, payable monthly and quarterly for prime and LIBOR-based elections, respectively	—	1,375

Term Loan, payable in quarterly installments of $1,428, commencing September 30, 2002, with final payment of $12,857 due May 30, 2007; bears interest at variable rates, payable monthly and upon maturity for prime and LIBOR-based elections, respectively	40,000	—

Revolving Credit Facility borrowings outstanding	—	28,500

Swiss Credit Facility
Term Loan, payable in quarterly installments of approximately $333, commencing March 2001, increasing thereafter to approximately $417 from March 2004; bears interest at variable rates, payable quarterly	4,194	4,470

Other Loans	628	729

Industrial Development Revenue Bonds

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through December 2017	7,700	7,700

Series 1994 B bears interest at a variable rate, payable monthly through December 2017	3,000	3,000

Series 1998 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through December 2021	1,155	1,155

Series 1999 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through April 2024	4,800	4,800

Total Debt	171,477	161,729

Less: Current Portion	7,736	31,594

Long-Term Debt	$163,741	$130,135

The current portion of long-term debt as of March 30, 2002 includes $28,500 borrowing on the Revolving Credit Facility, which was retired in connection with the GECC financing agreement completed in June 2002.

2.              Recently Issued Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company will continue to monitor and evaluate the effect of SFAS No. 144.

3.              Comprehensive income

Comprehensive income includes all changes in a company’s equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

	Fiscal quarter ended		Six months ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net income	$834	$1,546	$1,659	$2,940
Foreign currency translation adjustments	(186)	(73)	(136)	(52)
Total comprehensive income	$648	$1,473	$1,523	$2,888

4.              Goodwill

The Company adopted statement of SFAS No. 142, "Goodwill and Other Intangible Assets", effective March 31, 2002.  Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.  The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year.  No impairment loss resulted from the completion of the initial step. The Company will continue to monitor and evaluate the effect of SFAS No. 142.  Subsequent impairment losses will be reflected in operating income in the income statement.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (in thousands) and earnings per share would have been as follows:

	Fiscal quarter ended		Six months ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Reported net income	$834	$1,546	$1,659	$2,940
Add back goodwill amortization, net of tax	—	118	—	236
Total comprehensive income	$834	$1,664	$1,659	$3,176

5.              Whitney Transaction

During July 2002, Whitney Acquisition II, Corp. (“Whitney”), a principal investor in Holdings, and Dr. Michael J. Hartnett, the Company’s President and Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24,000.  In connection with the purchase, Holdings paid a fee of $750 to one of the investors and amended the terms of the management services agreement.  Following the closing of the sale, Holdings utilized the proceeds of the sale and the proceeds of a $5,700 dividend from the Company to repurchase approximately $30,400 in principal amount at maturity of certain debt issued in connection with the Recapitalization (Note 1).  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406.

The holders of Holdings’ Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings’ Common Stock.  The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof.  In either situation, each share of Class B Preferred would yield a number of shares of Holdings’ Class A Common Stock determined by reference to a formula set forth in Holdings’ Amended and Reseated Certificate of Incorporation (which includes anti-dilution protections), a number of shares of Holdings’ Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock.  Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend.   The Class C Preferred Stock is subject to redemption by Holdings at its option but is not subject to mandatory redemption.  The Class D Preferred Stock entitles the holders thereof, upon liquidation, to a payment determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company’s target markets, particularly, the aerospace industry, the cost of raw materials and the Company’s ability to pass cost increases on to its customers, the reliance of the Company on certain customers, the ability of the Company to expand into new markets, the ability of the Company to integrate acquisitions and other factors discussed from time to time in the reports filed by the Company with the Securities and Exchange Commission, which could cause actual results to differ materially.

The following discussion addresses the financial condition of the Company as of September 28, 2002 and the results of its operations for the fiscal quarter and the six month period ended September 28, 2002, compared to the comparable periods last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2002 included in the Form 10-K.

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

Net sales for the quarter ended September 28, 2002 were $41.2 million, a decrease of $0.6 million or 1.4% over the quarter ended September 29, 2001. The decrease in net sales is primarily attributed to softening demand for machine tool products, principally in Europe and slower sales to mining and airframe customers.

Gross margin decreased by $1.7 million or 13.1% to $11.4 million for the quarter ended September 28, 2002, as compared to the second quarter of last year. Gross margin as a percentage of net sales decreased 3.7%, from 31.4% for the second quarter of fiscal 2002, to 27.7% for the second quarter of fiscal 2003.  This decrease is primarily the result of Bremen relocations and retooling and, to a lesser extent, product volume/mix.

Selling, general and administrative (“SG&A”) expenses increased by $0.1 million or 2.3% to $6.6 million for the three month period ended September 28, 2002 as compared to the comparable period last year.

Operating income decreased by $1.7 million or 26.4% to $4.8 million for the quarter ended September 28, 2002 compared to $6.5 million for the quarter ended September 29, 2001. The decrease primarily resulted from lower gross margin.

Interest expense for the second quarter of fiscal 2003 was $3.4 million compared to $3.9 million for the second quarter of fiscal 2002, primarily due to lower interest rates on the outstanding debt.

Income before taxes decreased $1.2 million for the quarter ended September 28, 2002 to $1.4 million from $2.6 million for the quarter ended September 29, 2001, as a result lower operating income and was somewhat offset by lower interest expense in the second quarter of fiscal 2003.

Net income for the quarter ended September 28, 2002 reflects a tax provision of $0.6 million compared to $1.1 million for the quarter ended September 29, 2001. Net income decreased by $0.7 million to $0.8 million from $1.5 million for last year, as a result of the lower income before taxes.

Six Months Ended September 28, 2002 Compared to Six Months Ended September 29, 2001

Net sales for the six months ended September 28, 2002 were $79.8 million, a decrease of $2.2 million or 2.7% over the six months ended September 29, 2001. The decrease in net sales is primarily attributed to softening demand for machine tool products, principally in Europe and slower sales to mining and airframe customers.

Gross margin decreased by $3.2 million or 12.1% to $22.9 million for the six months ended September 28, 2002, as compared to $26.0 million for the first six months of last year. Gross margin as a percentage of net sales decreased 3.0%, from 31.7% for the first six months of fiscal 2002, to 28.7% for the first six months of fiscal 2003.  This decrease is primarily the result of Bremen relocations and retooling and, to a lesser extent, product volume/mix.

Selling, general and administrative (“SG&A”) expenses increased by $0.2 million or 1.8% to $12.9 million for the six month period ended September 28, 2002 as compared to the comparable period last year.

Operating income decreased by $3.0 million or 23.5% to $10.0 million for the six months ended September 28, 2002 compared to $13.0 million for the six months ended September 29, 2001. The decrease primarily resulted from lower gross margin and operating expenses.

Interest expense for the first six months of fiscal 2003 was $7.1 million compared to $8.0 million for the first six months of fiscal 2002, primarily due to lower interest rates on the outstanding debt.

Income before taxes decreased $2.2 million for the six months ended September 28, 2002 to $2.8 million from $5.0 million for the six months ended September 29, 2001, as a result lower operating income and was somewhat offset by lower interest expense in the first six months of fiscal 2003.

Net income for the six months ended September 28, 2002 reflects a tax provision of $1.2 million compared to $2.0 million for the six months ended September 29, 2001. Net income decreased by $1.2 million to $1.7 million from $2.9 million for last year, as a result of the lower income before taxes.

Liquidity and Capital Resources

For the six months ended September 28, 2002, the Company provided cash of $3.5 million from operating activities compared to $6.7 million for the comparable period last year.  The decrease of $3.2 million is primarily the result of a decrease in net income of $1.3 million, goodwill amortization decrease of $0.4 million and an increase in other non-cash working capital of $1.5 million.

Cash used for investing activities for the six months ended September 28, 2002 consisted of $4.9 million relating to capital expenditures compared to $2.8 million for the six months ended September 29, 2001.  Additionally, in the six months ended September 28, 2002 and September 29, 2001, $0.7 and $1.0 million, respectively, were remitted to the Company in connection with qualifying equipment purchases related to an Industrial Revenue Bond.

For the six months ended September 28, 2002, the Company had net cash provided by financing activities of $0.4 million resulting from retirement of its 1997 revolving credit facility of $28.5 million, issuance of a new bank term loan of $40.0 million, a dividend payment to Holdings of $5.7 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $2.8 million, payments on bank debt of $2.3 million and payments on capital lease obligations of $0.3 million.   In the first six months of fiscal 2002, the Company had net cash used in financing activities of $3.0 million, consisting of, payments of bank debt of $2.6 million and capital lease obligations of $0.4 million.

The Company terminated its previous senior credit facility and the Company and its domestic subsidiaries entered into a $94 million senior secured credit facility (the “New Credit Facility”), dated May 30, 2002, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the “Term Loan”) and a $54 million revolving credit facility (the “Revolving Credit Facility”).  In connection with the New Credit Facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property.  In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of its capital stock in its directly owned foreign subsidiaries.

The proceeds of the Term Loan were used to pay off the Company’s senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes.  In addition, the Company has secured the letters of credit issued in connection with its previous senior credit facility pursuant to the New Credit Facility.  The Revolving Credit Facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.  As of August 3, 2002 letters of credit in a total amount of $19.1 million were issued under the Revolving Credit Facility.  No additional amounts have been drawn under the Revolving Credit Facility.

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

The Company’s ability to incur indebtedness is limited by the terms of the Credit Agreement, the Indenture and the Discount Debentures.

During July 2002, Whitney Acquisition II, Corp. (“Whitney”), a principal investor in Holdings, and Dr. Michael J. Hartnett, the Company’s President and Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24 million. In connection with the purchase, Holdings paid a fee of $0.8 million to one of the investors and amended the terms of the management services agreement.  Following the closing of the sale, Holdings utilized the proceeds of the sale and a $5.7 million dividend from the Company to repurchase approximately $30.4 million in principal amount at maturity of certain debt issued in connection with the Recapitalization (Note 1).  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $0.8 million, net of transaction expenses of $0.4 million.  The Company believes that borrowings available under the Senior Secured Credit Facility, cash flow from operations and cash on hand will provide adequate funds for its ongoing operations and planned capital expenditures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s Swiss operations utilize the Swiss franc as the functional currency.  Foreign currency transaction gains and losses are included in earnings.  Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables.  Currency transaction and translation exposures are not hedged as the Company does not use any derivative financial instruments, and transaction gains and losses have not been significant.  Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars.

Borrowings of the Company are denominated in U.S. dollars.  Management believes that the carrying amount of the Company’s borrowings approximates fair value because the interest rates are variable and reset frequently or are reasonable to the quoted market prices of similar debt instruments.

ITEM 4.     CONTROLS AND PROCEDURES

Registrant, under the direction of the Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated its disclosure controls and procedures and believes, as of the date of management’s evaluation,  that the Registrant’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended.  The review and evaluation was performed within 90 days prior to the filing of this report.

There have not been any significant changes in Registrant’s internal controls or any other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6.     Exhibits and Reports on Form 8-K

(a)           Exhibits

99.1         Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

99.2         Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

November 12, 2002	/s/ Michael J. Hartnett
By: Michael J. Hartnett
President & Chief Executive Officer Principal Executive Officer

November 12, 2002	/s/ Anthony S. Cavalieri
By: Anthony S. Cavalieri
Vice President & Chief Financial Officer Principal Financial and Accounting Officer

CERTIFICATIONS

I, Dr. Michael J. Hartnett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Roller Bearing Company of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Dr. Michael J. Hartnett
Dr. Michael J. Hartnett
President, Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATIONS

I, Anthony S. Cavalieri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Roller Bearing Company of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Anthony S. Cavalieri
Anthony S. Cavalieri
Vice President and Chief Financial Officer