Form 10-Q
period 2002-12-28
ROLLER BEARING CO OF AMERICA INC
filed 2003-02-11
CIK 1042465

FORM 10-Q

Securities and Exchange Commission

Washington, DC  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 28, 2002

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

Yes    ☒             No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2003
Common stock, $.01 par value	103

Roller Bearing Company of America, Inc.

Part I

Item 1.  Financial Information

Roller Bearing Company of America, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	December 28, 2002	March 30, 2002
	(Unaudited)	*

ASSETS

Current assets:
Cash	$2,666	$7,178
Accounts receivable, net of allowance for doubtful accounts of $680 at December 28, 2002 and $621 at March 30, 2002	33,374	38,415
Inventories	85,162	76,605
Prepaid expenses and other current assets	5,880	5,127

Total current assets	127,082	127,325

Property, plant and equipment, net	58,696	59,536
Restricted marketable securities	399	1,255
Goodwill, net of accumulated amortization of $6,624 at December 28, 2002 and March 30, 2002	26,872	25,150
Deferred financing costs, net of accumulated amortization of $5,655 at December 28, 2002 and $4,776 at March 30, 2002	5,534	3,413
Other assets	611	1,342

Total assets	$219,194	$218,021

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$12,879	$13,880
Accrued expenses and other current liabilities	9,558	12,312
Current portion of long-term debt	7,483	31,594
Obligations under capital leases, current portion	281	533

Total current liabilities	30,201	58,319

Long-term debt	163,857	130,135

Capital lease obligations, less current portion	40	148

Other non-current liabilities	18,469	16,046

Total liabilities	212,567	204,648

Commitments and contingencies

Stockholder’s equity:
Common stock - $.01 par value; authorized: 1,000 shares issued and outstanding: 100 shares at December 28, 2002 and at March 30, 2002	—	—
Additional paid-in capital	9,708	9,708
Currency translation adjustment	(551)	88
Retained earnings (deficit)	(2,530)	3,577

Total stockholder’s equity	6,627	13,373

Total liabilities and stockholder’s equity	$219,194	$218,021

*Derived from the audited balance sheet of the Company as of March 30, 2002

See Notes to Consolidated Financial Statements

Roller Bearing Company of America, Inc.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001

Net sales	$41,496	$38,675	$121,266	$120,676

Cost of sales	30,314	26,566	87,216	82,539

Gross margin	11,182	12,109	34,050	38,137

Operating expenses:
Selling, general and administrative	6,140	6,237	18,999	18,866
Other expense, net of other income	94	308	132	751
	6,234	6,545	5,998	19,617

Operating income	4,948	5,564	14,919	18,520

Interest expense, net	4,195	3,580	11,343	11,543
Minority interest	7	7	18	15

Income before taxes	746	1,977	3,558	6,962

Provision for income taxes	305	811	1,458	2,854

Net income	$441	$1,166	$2,100	$4,108

See Notes to Consolidated Financial Statements

Roller Bearing Company of America, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	For the Nine Months Ended
	December 28, 2002	December 29, 2001

Cash flows from operating activities:
Net income	$2,100	$4,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,707	6,753
Minority interest	21	15
Amortization of goodwill	—	601
Amortization of deferred financing costs	878	692
Changes in working capital:
(Increase) decrease in accounts receivable	7,349	6,765
(Increase) decrease in inventories	(7,688)	(10,634)
(Increase) decrease in prepaid expenses & other current assets	(746)	(1,401)
(Increase) decrease in other non-current assets	732	19
Increase (decrease) in accounts payable & accrued expenses	(5,575)	(3,039)
Increase (decrease) in other non-current liabilities	2,401	(72)
Net cash provided by operating activities	6,179	3,807

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(6,104)	(4,106)
Acquisition of subsidiaries	(2,822)	(2,128)
Sale of restricted marketable securities	856	1,041
Net cash used in investing activities	(8,070)	(5,193)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(28,500)	7,000
Proceeds from long term debt	40,000	—
Dividends paid to parent	(8,207)	—
Financing fees paid in connection with new credit facility	(3,000)	—
Payments of bank term loan	(5,277)	(3,162)
Increase in foreign bank debt	2,321	—
Principal payments on capital lease obligations	(359)	(558)
Net cash provided by (used in) financing activities	(3,022)	3,280

Effect of exchange rate changes	401	(51)

Cash and Cash Equivalents:
Increase (decrease) during the period	(4,512)	1,843
Cash, at beginning of period	7,178	3,126
Cash, at end of period	$2,666	$4,969

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,600	$13,309
Income taxes	$578	$136

See Notes to Consolidated Financial Statements

Roller Bearing Company of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (the “Form 10-K”). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K.

The results of operations for the nine month period ended December 28, 2002 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation, RBC Linear Precision Products, RBC Nice Bearings, Inc., Bremen Bearings, Inc., Miller Bearings, Inc., Tyson Bearings, Inc., Schaublin Holding SA, Schaublin S.A., RBC France SAS, RBC Oklahoma, Inc. and RBC de Mexico S de RL de CV, and its majority-owned subsidiary, J. Bovagnet SA. All material intercompany balances and transactions have been eliminated.

All references to “Holdings” refer to Roller Bearing Holding Company, Inc., a Delaware corporation, and the parent and sole stockholder of the Company.

1.      Acquisition of Subsidiaries

The Company acquired, during the third quarter of fiscal 2003, through the Company’s wholly-owned subsidiary, Schaublin Holdings, SA certain assets (the “Purchased Assets”).  The Purchased Assets were purchased from Myonic SAS France (“Myonic”).  The total cash consideration paid for the Purchased Assets by the Company was $2,822 of which $1,722 was allocated to goodwill.

The Company acquired, during the third quarter of fiscal 2002, through the Company’s wholly-owned subsidiary, OBB, certain assets used in the design, development, manufacture, assembly and sale of tapered thrust bearings, universal joints, synchronizing rings and GTRAG bearing.  The Purchased Assets were purchased from Congress Financial Corporation (Southwest) and LSB Industries, Inc. The sellers acquired the Purchased Assets from Driveline Technologies, Inc.  The total cash consideration paid for the Purchased Assets by the Company was $2,127.  In addition, OBB has entered into two letter agreements, pursuant to which the sellers and certain other entities shall utilize the Purchased Assets to carry out the contract manufacturing of products for OBB.

All of the above acquisitions have been accounted for using the purchase method of accounting.  Accordingly the purchase price of each acquisition has been allocated to the assets based upon their respective estimated fair values at the date of acquisition.

The results of operations of the assets acquired are included in the Company's consolidated results of operations from the respective dates of acquisition.

2.             Debt

The Company and its domestic subsidiaries are parties to a $94 million senior secured credit agreement (the “Credit Agreement”), dated May 30, 2002, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, which provides for a $40 million term loan and a $54 million revolving credit facility.  In connection with the new credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property.  In addition, the Company pledged all of its capital stock in the domestic subsidiaries and a portion of the capital stock in its directly owned foreign subsidiaries.

The proceeds of the new term loan were used to pay off the outstanding balances under the Company’s prior senior credit facility, dated June 23, 1997, by and between the Company, Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new credit facility and for other corporate purposes.  In addition, the Company secured the letters of credit issued in connection with its prior senior credit facility pursuant to its new credit facility.  The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.

In connection with the June 1997 recapitalization of the capital stock of Holdings, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the “Notes”). The Notes pay interest semiannually and mature on June 15, 2007, but may be redeemed at the Company’s option under certain conditions specified in the indenture pursuant to which the Notes were issued (the “Indenture”). The Notes are unsecured and subordinated to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company. The Notes are fully and unconditionally and irrevocably guaranteed, jointly and severally, on a senior subordinated basis by each of the wholly owned domestic subsidiaries of the Company.

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of December 28, 2002 and March 30, 2002 and for the three and nine months ended December 28, 2002 and December 29, 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

Consolidated Balance Sheets

As of December 28, 2002: (unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Assets
Cash	$(14)	$37	$2,643	$2,666
Accounts receivable, net	5,317	5,788	22,269	33,374

Raw material	818	763	1,621	3,202
Work in process	10,911	3,046	6,383	20,340
Finished goods	27,320	7,360	26,940	61,620
Inventories	39,049	11,169	34,944	85,162
Prepaid expense other current assets	548	176	5,156	5,880
Total current assets	44,900	17,170	65,012	127,082

Property, plant and equipment, net	32,772	3,776	22,148	58,696

Restricted marketable securities	38	—	361	399
Goodwill, net	8,054	1,722	17,096	26,872
Deferred financing costs, net	—	—	5,534	5,534
Other assets	—	208	403	611
Total assets	$85,764	$22,876	$110,554	$219,194

Liabilities and Stockholder’s Equity
Accounts payable	$5,486	$2,320	$5,073	$12,879
Intercompany payable (receivables)	69,842	2,871	(72,713)	—
Intercompany loans	—	2,500	(2,500)	—
Current portion of long-term debt	215	1,554	5,714	7,483
Current portion of obligations under capital leases	92	—	189	281
Accrued expenses and other current liabilities	3,054	990	5,514	9,558
Total current liabilities	78,689	10,236	(58,724)	30,201

Long term debt	1,516	5,412	156,929	163,857
Capital lease obligations, less current portion	—	—	40	40
Other noncurrent liabilities	1,170	433	16,866	18,469
Total liabilities	81,375	16,081	115,111	212,567

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	9,708	9,708
Currency translation adjustment	—	(551)	—	(551)
Total retained earnings	4,389	7,283	(14,202)	(2,530)
Total stockholder’s equity	4,389	6,795	(4,557)	6,627

Total liabilities & stockholder’s equity	$85,764	$22,876	$110,554	$219,194

As of March 30, 2002	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Assets

Cash	$(240)	$1,134	$6,284	$7,178
Accounts receivable, net	8,175	3,084	27,156	38,415

Raw material	870	718	1,597	3,185
Work in process	8,884	2,582	7,110	18,576
Finished goods	24,287	4,477	26,080	54,844
Inventories	34,041	7,777	34,787	76,605
Prepaid expense other current assets	343	474	4,310	5,127
Total current assets	42,319	12,469	72,537	127,325

Property, plant and equipment, net	32,622	3,903	23,011	59,536

Restricted marketable securities	38	—	1,217	1,255
Goodwill, net	8,054	—	17,096	25,150
Deferred financing costs, net	—	—	3,413	3,413
Other assets	(2,128)	180	3,290	1,342
Total assets	$80,905	$16,552	$120,564	$218,021

Accounts payable	$6,113	$1,665	$6,102	$13,880
Intercompany payable (receivable)	52,245	3,989	(56,234)	—
Current portion of long-term debt	203	1,515	29,876	31,594
Obligations under capital leases	151	29	353	533
Accrued expenses and other current liabilities	8,501	1,019	2,792	12,312
Total current liabilities	67,213	8,217	(17,111)	58,319

Long term debt	1,680	2,955	125,500	130,135
Capital lease obligations, less current portion	51	25	72	148
Other noncurrent liabilities	1,158	132	14,756	16,046
Total liabilities	70,102	11,329	123,217	204,648

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	9,708	9,708
Currency translation adjustment	—	88	—	88
Total retained earnings	10,803	5,072	(12,298)	3,577
Total stockholder’s equity	10,803	5,223	(2,653)	13,373

Total liabilities & stockholder’s equity	$80,905	$16,552	$120,564	$218,021

Consolidating Statements of Operations

Three months ended December 28, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$19,642	$3,742	$18,112	$41,496

Cost of sales	16,104	3,017	11,193	30,314

Gross margin	3,538	725	6,919	11,182

Selling, general and administrative	1,293	864	3,983	6,140
Other expense, net of other income	15	73	6	94

Operating income	2,230	(212)	2,930	4,948

Interest expense, net	—	58	4,137	4,195
Minority interest	—	7	—	7
Income before taxes	2,230	(277)	(1,207)	746

Provision for income taxes	914	(114)	(495)	305

Net income	$1,316	$(163)	$(712)	$441

Consolidating Statements of Operations

Three months ended December 29, 2001 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$17,258	$3,725	$17,692	$38,675

Cost of sales	13,382	2,527	10,657	26,566

Gross margin	3,876	1,198	7,035	12,109

Selling, general and administrative	1,396	859	3,982	6,237
Other expense, net of other income	56	—	252	308

Operating income	2,424	339	2,801	5,564

Interest expense, net	21	91	3,468	3,580
Minority interest	—	7	—	7
Income before taxes	2,403	241	(667)	1,977

Provision for income taxes	985	99	(273)	811

Net income	$1,418	$142	$(394)	$1,166

Consolidating Statements of Operations

Nine months ended December 28, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$56,482	$10,711	$54,073	$121,266

Cost of sales	46,238	8,961	32,017	87,216

Gross margin	10,244	1,750	22,056	34,050

Selling, general and administrative	4,099	2,553	12,347	18,999
Other expense, net of other income	38	104	(10)	132

Operating income	6,107	(907)	9,719	14,919

Interest expense, net	13	198	11,132	11,343
Minority interest	—	18	—	18
Income before taxes	6,094	(1,123)	(1,413)	3,558

Provision for income taxes	2,499	(460)	(581)	1,458

Net income	$3,595	$(663)	$(832)	$2,100

Consolidating Statements of Operations

Nine months ended December 29, 2001 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$53,232	$11,222	$56,222	$120,676

Cost of sales	41,011	7,463	34,065	82,539

Gross margin	12,221	3,759	22,157	38,137

Selling, general and administrative	4,104	2,313	12,449	18,866
Other expense, net of other income	168	—	583	751

Operating income	7,949	1,446	9,125	18,520

Interest expense, net	75	297	11,171	11,543
Minority interest	—	15	—	15
Income before taxes	7,874	1,134	(2,046)	6,962

Provision for income taxes	3,228	465	(839)	2,854

Net income	$4,646	$669	$(1,207)	$4,108

Consolidated Statements of Cash Flows

Nine Months Ended December 28, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash flows from operating activities:
Net income	$3,595	$(663)	$(832)	$2,100
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,813	490	3,404	6,707
Minority interest	—	21	—	21
Amortization of deferred financing costs	—	—	878	878
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(804)	(1,411)	1,130	(1,085)
(Increase) decrease in non-current assets	—	(28)	760	732
Increase (decrease) in current liabilities	(2,341)	1,834	(5,068)	(5,575)
Increase (decrease) in non-current liabilities	(39)	301	2,139	2,401

Net cash provided by operating activities	3,224	544	2,411	6,179

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(2,772)	(619)	(2,713)	(6,104)
Acquisition of subsidiaries	—	(2,822)	—	(2,822)
Sale of restricted marketable securities	—	—	856	856

Net cash used in investing activities	(2,772)	(3,441)	(1,857)	(8,070)

Cash flows from financing activities:
Net increase (decrease)in revolving credit facility	—	—	(28,500)	(28,500)
Proceeds from long term debt	—	—	40,000	40,000
Dividend paid to parent	(8,207)	(8,207)
Financing fees paid in connection with new credit facility	—	—	(3,000)	(3,000)
Payments on bank term loan	(152)	(893)	(4,232)	(5,277)
Increase in foreign bank debt	—	2,321	—	2,321
Principal payments on capital lease obligations	(74)	(29)	(256)	(359)

Net cash used in financing activities	(226)	1,399	(4,195)	(3,022)

Cash and cash equivalents:
Effect of exchange rate changes	—	401	—	401

Increase (decrease) during the period	226	(1,097)	(3,641)	(4,512)

Cash, at beginning of year	(240)	1,134	6,284	7,178
Cash, at end of period	$(14)	$37	$2,643	$2,666

Nine Months Ended December 29, 2001 (Unaudited)	NON SUBSIDIARY GUARANTORS	GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY
Cash flows from operating activities:
Net income	$4,646	$669	$(1,207)	$4,108
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,734	342	3,677	6,753
Minority interest	—	15	—	15
Amortization of excess of cost over net assets acquired	168	—	433	601
Amortization of deferred financing costs	—	—	692	692
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(6,235)	(40)	1,005	(5,270)
(Increase) decrease in non-current assets	—	(8)	27	19
Increase (decrease) in current liabilities	1,189	(320)	(3,908)	(3,039)
Increase (decrease) in non-current liabilities	—	—	(72)	(72)

Net cash provided by operating activities	2,502	658	647	3,807

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(2,392)	(527)	(1,187)	(4,106)
Acquisition of subsidiaries	(2,128)	(2,128)
Sale of restricted marketable securities	638	—	403	1,041

Net cash used in investing activities	(1,754)	(527)	(2,912)	(5,193)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	—	—	7,000	7,000
Payments on bank term loan	(100)	(743)	(2,319)	(3,162)
Principal payments on capital lease obligations	(204)	—	(354)	(558)

Net cash used in financing activities	(304)	(743)	4,327	3,280

Cash and cash equivalents:
Effect of exchange rate changes	—	—	(51)	(51)

Increase (decrease) during the year	444	(612)	2,011	1,843

Cash, at beginning of year	(504)	2,317	1,313	3,126
Cash, at end of period	$(60)	$1,705	$3,324	$4,969

Approximately $16,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company’s obligations relating to certain Industrial Development Revenue Bonds. As of December 28, 2002, the Company had the ability to borrow up to an additional $7,980 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

	December 28, 2002	March 30, 2002

Senior Subordinated Notes Payable	$110,000	$110,000

Credit Facility

Term Loan, payable in quarterly installments $1,375 with final payment paid on May 30, 2002; bore interest at variable rates, payable monthly and quarterly for prime and LIBOR-based elections, respectively	—	1,375

Term Loan, payable in quarterly installments of $1,428, commencing September 30, 2002, with final payment of $12,857 due May 30, 2007; bears interest at variable rates, payable monthly and upon maturity for prime and LIBOR-based elections, respectively	37,143	—

Revolving Credit Facility borrowings outstanding	—	28,500

Swiss Credit Facility
Term Loan, payable in semi-annual installments of approximately $446, commencing March 2003, increasing thereafter to approximately $768 from September 2004; bears interest at variable rates, payable quarterly	6,696	4,470

Other Loans	846	729

Industrial Development Revenue Bonds

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through December 2017	7,700	7,700

Series 1994 B bears interest at a variable rate, payable monthly through December 2017	3,000	3,000

Series 1998 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through December 2021	1,155	1,155

Series 1999 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through April 2024	4,800	4,800

Total Debt	171,340	161,729

Less: Current Portion	7,483	31,594

Long-Term Debt	$163,857	$130,135

The current portion of long-term debt as of March 30, 2002 includes $28,500 borrowing on the Revolving Credit Facility, which was retired in connection with the GECC financing agreement completed in June 2002.

3.              Recently Issued Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  To date the adoption has had no impact to the results of operations or financial position of the Company.  The Company will continue to monitor and evaluate the effect of SFAS No. 144.

4.              Comprehensive income

Comprehensive income includes all changes in a company’s equity including, among other things, unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income is as follows:

	Three months ended		Nine months ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001

Net income	$441	$1,166	$2,100	$4,108
Foreign currency translation adjustments	(409)	1	(639)	(51)
Total comprehensive income	$32	$1,167	$1,461	$4,057

5.              Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective March 31, 2002.  Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.  The Company was required to complete the initial step of a transitional impairment test within nine months of adoption of SFAS No. 142 and is required to complete the final step of the transitional impairment test by the end of its’ current fiscal year.  No impairment loss resulted from the completion of the initial step.  The Company will continue to monitor and evaluate the effect of SFAS No. 142.  Subsequent impairment losses will be reflected in operating income in the Company’s income statement.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (in thousands) would have been as follows:

	Three months ended		Nine months ended
	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001

Reported net income	$441	$1,166	$2,100	$4,108
Add back goodwill amortization, net of tax	—	118	—	354
Adjusted net income	$441	$1,284	$2,100	$4,462

6.              Whitney Transaction

During July 2002, Whitney Acquisition II, Corp. (“Whitney”), a principal investor in Holdings, and Dr. Michael J. Hartnett, the Company’s President and Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings’ Class B Exchangeable Convertible Participating Preferred Stock in exchange for aggregate purchase price gross proceeds of $24.0 million.  In connection with the purchase, Holdings paid a fee of $0.8 million to one of the investors and the Company amended the terms of its management services agreement.  Following the closing of the sale, Holdings utilized the proceeds of the sale and the proceeds of a $5.7 million dividend from the Company to repurchase approximately $30.4 million in principal amount at maturity of certain debt issued in connection with the 1997 recapitalization. This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $0.8 million, net of transaction expenses of $0.4 million.

The holders of Holdings’ Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings’ Common Stock.  The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof.  In either situation, each share of Class B Preferred Stock would yield a number of shares of Holdings’ Class A Common Stock determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation (which includes anti-dilution protections), a number of shares of Holdings’ Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock.  Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend.   The Class C Preferred Stock is subject to redemption by Holdings at its option but is not subject to redemption at the option of the holders.  The Class D Preferred Stock entitles the holders thereof, upon liquidation, to a payment determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation.

7.  Subsequent Events

On December 10, 2002, the Company advanced $519 to its subsidiary, Schaublin Holding SA.  Schaublin Holdings advanced the funds to its subsidiary, Schaublin SA, which was used by Schaublin to fund a portion of the purchase price of Myonic (the “Myonic Funding”).  On December 13, 2002, the Company made an additional payment of $450 to Schaublin Holding SA (the “Additional Schaublin Advance”).   On December 13, 2002, the Company made a payment in the amount of $2,507 to Holdings, the proceeds of which were used by Holdings to pay interest due on the Discount Debentures (together with the Myonic Funding and the Additional Schaublin Payment, the “Payments”). At the time of the making of the Payments, the Company did not satisfy a certain minimum financial ratio set forth in the Indenture governing the Senior Subordinated Notes and, accordingly, those Payments constituted Defaults under one of the covenants contained in the Indenture and a covenant in the Credit Agreement.  On February 6, 2003, in accordance with the terms of the Indenture, the Company sent a notice of the Defaults to the trustee for the holders of the Notes (which notice included a description of how such Defaults were cured).

On January 27, 2003, Schaublin Holding repaid the Additional Schaublin Repayment to the Company.  On February 6, 2003, the Company obtained additional equity investments in an amount equal to the aggregate of the Myonic Funding and the dividend paid to Holdings, thereby effectively repaying such Payments.  The Company and its outside advisors believe that these actions have cured the Defaults relating to the Payments under the Indenture prior to the time when they had matured into Events of Default under the Indenture.  Further, on February 10, 2003, the Company designated its direct and indirect European subsidiaries as Restricted Subsidiaries for purposes of the Indenture.  Giving pro forma effect to that designation, the Company would have satisfied the ratio as of the dates of making of the Payments.  While the Company has taken the action within the time provided for a cure under the Indenture, the Company cannot make any assurances as to what action, if any, the trustee or the holders of the Notes may take in respect of the Defaults or what the consequences of any such action may be.

On February 5, 2003, the Company received a waiver from its lenders under the Credit Agreement of the covenant default under the Credit Agreement related to the Payments.  On February 5, 2003, the Company agreed with those lenders to amend the Credit Agreement to permit the Company to advance certain funds to its European subsidiaries for the purpose of discharging all of their existing funded indebtedness and for general working capital purposes.  The Company is discussing further amendments to the Credit Agreement with its senior banks, designed to increase the availability of loans under the Credit Agreement based upon, and secured by, the assets of its European subsidiaries.

The equity raised to cure the Indenture defaults that resulted from the Payments was raised at Holdings from Whitney V, L.P., an affiliate of one of Holdings’ key stockholders, and Michael Hartnett, a key stockholder of Holdings, the Chairman of Holdings’ and our Boards of Directors and our President and Chief Executive Officer.  On February 6, 2003, such purchasers bought an aggregate of 1,008.41 shares of Holdings’ Class A Preferred Stock for $3 per share, or an aggregate purchase price of $3,025.  The Class A Preferred Stock is the most senior of Holdings’ capital stock in terms of liquidation preference and is entitled to an accrued dividend at 8% per annum.  Pursuant to the terms of the Purchase Agreement for the Class A Common Stock,  on February 10, 2003, Holdings exercised its option to repurchase such stock for the purchase price plus all accrued dividends.  Accordingly, no Class A Preferred Stock is outstanding as of the date hereof.  This transaction was unanimously approved by the disinterested members of the Boards of Directors of the Company and Holdings and the terms thereof were unanimously determined by such Boards of Directors to have been no less favorable to the Company and Holdings than those that could be obtained on the date thereof in arms's-length dealings with a person who was not an affiliate of the Company or Holdings.

Holdings used the proceeds from the sale of Class A Preferred Stock to purchase 3 shares of the Company's Common Stock.  At this time, the defaults caused by the Payments were cured, and the Company sent a notice to the Trustee for the holders of the Notes to this effect.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section are forward looking statements that involve risks and uncertainties, including, without limitation, the effect of economic and market conditions and competition, the cyclical nature of the Company’s target markets, particularly, the aerospace industry, the cost of raw materials and the Company’s ability to pass cost increases to its customers, the reliance of the Company on certain customers, the ability of the Company to expand into new markets, the ability of the Company to integrate acquisitions and other factors discussed from time to time in the reports filed by the Company with the Securities and Exchange Commission, which could cause actual results to differ materially from those contemplated by the forward looking statements.

The following discussion addresses the financial condition of the Company as of December 28, 2002 and the results of its operations for the three month and the nine month periods ended December 28, 2002, compared to the comparable periods last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 30, 2002 included in the Form 10-K.

Three Months Ended December 28, 2002 Compared to Three Months Ended December 29, 2001

Net sales for the quarter ended December 28, 2002 were $41.5 million, an increase of $2.8 million or 7.3% over the quarter ended December 29, 2001. The increase in net sales is primarily attributed to stronger sales to the defense and industrial aftermarket industries.

Gross margin decreased by $0.9 million or 7.5% to $11.2 million for the quarter ended December 28, 2002, as compared to the third quarter of last year. Gross margin as a percentage of net sales decreased 4.4%, from 31.3% for the third quarter of fiscal 2002, to 26.9% for the third quarter of fiscal 2003.  This decrease is primarily the result of the relocation and retooling of our Bremen subsidiary’s facility and changes in our product volume/mix.

Selling, general and administrative (“SG&A”) expenses were steady in the third quarter of each year at $6.2 million.  Other operating expenses decreased by $0.2 million primarily as a result of our adoption of FAS 142, effective at the beginning of fiscal 2003, which eliminated our amortization of goodwill.

Operating income decreased by $0.6 million or 10.7% to $4.9 million for the quarter ended December 28, 2002 as compared to $5.6 million for the quarter ended December 29, 2001. The decrease primarily resulted from lower gross margin with expenses remaining steady.

Interest expense for the third quarter of fiscal 2003 was $4.2 million compared to $3.6 million for the third quarter of fiscal 2002, due to the higher term loan balances and amortization of deferred financing fees related to our new senior credit facility.

Income before taxes decreased $1.2 million for the quarter ended December 28, 2002 to $0.7 million from $1.9 million for the quarter ended December 29, 2001, as a result lower operating income and higher interest expense in the third quarter of fiscal 2003.

Net income for the quarter ended December 28, 2002 reflects a tax provision of $0.3 million compared to $0.8 million for the quarter ended December 29, 2001. Net income decreased by $0.7 million to $0.4 million from $1.1 million for last year, as a result of the lower income before taxes.

Nine Months Ended December 28, 2002 Compared to Nine Months Ended December 29, 2001

Net sales for the nine months ended December 28, 2002 were $121.3 million as compared to $120.7 million in the first nine months of fiscal 2002, an increase of $0.6 million, or 0.5%.  Net sales in the periods included sales totaling $3.8 million in fiscal 2003 and $2.3 million in fiscal 2002 from RBC Oklahoma, acquired effective August 2001.  Excluding RBC Oklahoma’s sales, net sales decreased $0.9 million or 0.7% from period to period.

Gross margin decreased by $4.1 million or 10.7% to $34.1 million for the nine months ended December 28, 2002, as compared to $38.2 million for the first nine months of last year. Gross margin as a percentage of net sales decreased 3.5%, from 31.6% for the first nine months of fiscal 2002, to 28.1% for the first nine months of fiscal 2003.  This decrease is primarily the result of the relocation and retooling of our Bremen subsidiary’s facility and changes in our product volume/mix.

Selling, general and administrative (“SG&A”) expenses increased by $0.1 million or 0.7% to $19.0 million for the nine month period ended December 28, 2002 as compared to $18.9 million last year. Other operating expenses decreased by $0.6 million primarily as a result of our adoption of FAS 142, effective at the beginning of fiscal 2003, which eliminated our amortization of goodwill.

Operating income decreased by $3.6 million or 19.4% to $14.9 million for the nine months ended December 28, 2002 as compared to $18.5 million for the nine months ended December 29, 2001. The decrease primarily resulted from lower gross margin and was somewhat offset by a $0.5 million net reduction in operating expenses in the first nine months of fiscal 2003.

Interest expense for the first nine months of fiscal 2003 was $11.3 million compared to $11.5 million for the first nine months of fiscal 2002, primarily due to lower interest rates on our variable rate bank financing.

Income before taxes decreased $3.4 million for the nine months ended December 28, 2002 to $3.6 million from $7.0 million for the nine months ended December 29, 2001, as a result lower operating income and was somewhat offset by lower interest expense in the first nine months of fiscal 2003.

Net income for the nine months ended December 28, 2002 reflects a tax provision of $1.5 million compared to $2.9 million for the nine months ended December 29, 2001. Net income decreased by $2.0 million to $2.1 million from $4.1 million for last year, as a result of the lower income before taxes.

Liquidity and Capital Resources

For the nine months ended December 28, 2002, the Company generated cash of $6.2 million from operating activities compared to $3.8 million for the comparable period last year.  The increase of $2.4 million is primarily the result of a decrease in the change in other non-cash working capital of $4.8 million, increased amortization of deferred financing fees of $0.2 million, a decrease in net income of $2.0 million and goodwill amortization decrease of $0.6 million.

Cash used for investing activities for the nine months ended December 28, 2002 consisted of $6.1 million relating to capital expenditures compared to $4.1 million for the nine months ended December 29, 2001. In the first nine months of fiscal 2003, the acquisition of a subsidiary accounted for $2.8 in investments, compared to $2.1 million in the comparable period in fiscal 2002. Additionally, in the nine months ended December 28, 2002 and December 29, 2001, $0.8 million and $1.0 million, respectively, were remitted to the Company in connection with qualifying equipment purchases related to an Industrial Revenue Bond.

For the nine months ended December 28, 2002, the Company had net cash provided by financing activities of $3.0 million resulting from retirement of its 1997 revolving credit facility of $28.5 million, issuance of a new bank term loan of $40.0 million, dividend payments to Holdings of $8.2 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $3.0 million, payments on bank debt of $5.3 million, an increase in amounts outstanding on foreign debt for $2.3 million and payments on capital lease obligations of $0.3 million.   In the first nine months of fiscal 2002, the Company had net cash provided by financing activities of $3.3 million, consisting of a net increase in the revolving credit facility of $7.0 million, payments of bank debt of $3.2 million and capital lease obligations of $0.5 million.

In May 2002, the Company terminated its previous senior credit facility and the Company and its domestic subsidiaries entered into a $94 million senior secured credit facility (the “New Credit Facility”), dated May 30, 2002, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the “Term Loan”) and a $54 million revolving credit facility (the “Revolving Credit Facility”).  In connection with the New Credit Facility, the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property.  In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of the capital stock in its directly owned foreign subsidiaries to secure the obligations under the New Credit Facility.

The proceeds of the Term Loan were used to pay off the Company’s previous senior credit facility, to pay fees and expenses with respect to the New Credit Facility and for other corporate purposes.  In addition, the Company secured the letters of credit issued in connection with its previous senior credit facility pursuant to the New Credit Facility.  The Revolving Credit Facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.  As of August 3, 2002 letters of credit in a total amount of $19.1 million were issued under the Revolving Credit Facility.  As of December 28, 2002, no additional amounts have been drawn under the Revolving Credit Facility.

Principal and interest payments under the New Credit Facility, interest payments on the Notes, and the funding of acquisitions, represent significant liquidity requirements for the Company. With respect to the Term Loan, the Company began to make its required quarterly scheduled principal payments on September 30, 2002. The Term Loan bears interest at a floating rate based upon an interest rate option elected by the Company.

The Company’s ability to incur indebtedness is limited by the terms of the Credit Agreement, the Indenture  for the Notes and the Indenture of Holdings’ Discount Debentures.

During July 2002, Whitney Acquisition II, Corp. (“Whitney”), a principal investor in Holdings, and Dr. Michael J. Hartnett, the Company’s President and Chief Executive Officer and Chairman of the Board, purchased an aggregate of 240,000 shares of Holdings’ Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24.0 million.  In connection with the purchase, Holdings paid a fee of $0.8 million to one of the investors and amended the terms of the management services agreement.  Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company’s cash on hand to repurchase approximately $30.4 million in principal amount at maturity of certain debt issued in connection with the Recapitalization (Note 1).  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $0.8 million, net of transaction expenses of $0.4 million.

On December 10, 2002, the Company advanced $518,700 to its subsidiary, Schaublin Holding SA.  Schaublin Holdings advanced the funds to its subsidiary, Schaublin SA, which was used by Schaublin to fund a portion of the purchase price of Myonic (the “Myonic Funding”).  On December 13, 2002, the Company made an additional payment of $450,000 to Schaublin Holding SA (the “Additional Schaublin Advance”).   On December 13, 2002, the Company made a payment in the amount of $2,506,530 to Holdings, the proceeds of which were used by Holdings to pay interest due on the Discount Debentures (together with the Myonic Funding and the Additional Schaublin Payment, the “Payments”). At the time of the making of the Payments, the Company did not satisfy a certain minimum financial ratio set forth in the Indenture governing the Senior Subordinated Notes and, accordingly, those Payments constituted Defaults under one of the covenants contained in the Indenture and a covenant in the Credit Agreement.  On February 6, 2003, in accordance with the terms of the Indenture, the Company sent a notice of the Defaults to the trustee for the holders of the Notes (which notice included a description of how such Defaults were cured).

On January 27, 2003, Schaublin Holding repaid the Additional Schaublin Repayment to the Company.  On February 6, 2003, the Company obtained additional equity investments in an amount equal to the aggregate of the Myonic Funding and the dividend paid to Holdings, thereby effectively repaying such Payments.  The Company and its outside advisors believe that these actions have cured the Defaults related to the Payments under the Indenture prior to the time when they had matured into Events of Default under the Indenture.  Further, on February 10, 2003, the Company designated its direct and indirect European subsidiaries as Restricted Subsidiaries for purposes of the Indenture.  Giving pro forma effect to that designation, the Company would have satisfied the ratio as of the dates of making of the Payments.  While the Company has taken the action within the time provided for a cure under the Indenture, the Company cannot make any assurances as to what action, if any, the trustee or the holders of the Notes may take in respect of the Defaults or what the consequences of any such action may be.

On February 5, 2003, the Company received a waiver from its lenders under the Credit Agreement of the covenant default under the Credit Agreement related to the Payments.  On February 5, 2003, the Company agreed with those lenders to amend the Credit Agreement to permit the Company to advance certain funds to its European subsidiaries for the purpose of discharging all of their existing funded indebtedness and for general working capital purposes.  The Company is discussing further amendments to the Credit Agreement with its senior banks, designed to increase the availability of loans under the Credit Agreement based upon, and secured by, the assets of its European subsidiaries.

The equity raised to cure the Indenture defaults that resulted from the Payments was raised at Holdings from Whitney V, L.P., an affiliate of one of Holdings’ key stockholders, and Michael Hartnett, a key stockholder of Holdings, the Chairman of Holdings’ and our Boards of Directors and our President and Chief Executive Officer.  On February 6, 2003, such purchasers bought an aggregate of 1,008.41 shares of Holdings’ Class A Preferred Stock for $3,000 per share, or an aggregate purchase price of $3,025,230.  The Class A Preferred Stock is the most senior of Holdings’ capital stock in terms of liquidation preference and is entitled to an accrued dividend at 8% per annum.  Pursuant to the terms of the Purchase Agreement for the Class A Common Stock,  on February 10, 2003, Holdings exercised its option to repurchase such stock for the purchase price plus all accrued dividends.  Accordingly, no Class A Preferred Stock is outstanding as of the date hereof.  This transaction was unanimously approved by the disinterested members of the Boards of Directors of the Company and Holdings and the terms thereof were unanimously determined by such Boards of Directors to have been no less favorable to the Company and Holdings than those that could be obtained on the date thereof in arms's-length dealings with a person who was not an affiliate of the Company or Holdings.

Holdings used the proceeds from the sale of Class A Preferred Stock to purchase 3 shares of our Common Stock.  At this time, the defaults caused by the December Payments were cured, and we sent a notice to the Trustee for the holders of the Notes to this effect.

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

PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are various claims and legal proceedings against the Company relating to its operations in the normal course of business, none of which the Company believes is material. The Company currently maintains insurance coverage for product liability claims. There can be no assurance coverage under insurance policies will be adequate to cover any future product liability claims against the Company.

ITEMS 2, 4, and 5 are not applicable and have been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1                                                  Limited Waiver and Amendment No. 1 to Credit Agreement, dated Feburary 5, 2003, by and among the Registrant, General Electric Capital Corpration and the other lenders signatory thereto.

99.1                                                  Certificate of the Chief Executive Officer pursuant to 18 U.S.C §1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

99.2                                                  Certificate of the Chief Financial Officer pursuant to 18 U.S.C §1350

(Section 906 of the Sarbanes-Oxley Act of 2002)

(b)           Reports of Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

February 11, 2003	/s/ Michael J. Hartnett
By: Michael J. Hartnett
President & Chief Executive Officer
Principal Executive Officer

February 11, 2003	/s/ Anthony S. Cavalieri
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

Date: February 11, 2003

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

Date: February 11, 2003

/s/ Anthony S. Cavalieri
Anthony S. Cavalieri
Vice President and Chief Financial Officer