Form 10-K
period 2003-03-29
ROLLER BEARING CO OF AMERICA INC
filed 2003-07-11
CIK 1042465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  333-33085

ROLLER BEARING COMPANY OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3426227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

60 Round Hill Road
Fairfield, CT 06824

(Address of principal executive offices, including zip code)

(203) 255-1511

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☐    No    ☒

As of June 25, 2003, there were 103 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding, all of which were held by Roller Bearing Holding Company, Inc., a Delaware corporation.  There is no public market for the registrant’s Common Stock.  Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the Registrant is not determinable.

INDEX

ROLLER BEARING COMPANY OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “the Company,” “we,” “us,” or “our” refers to Roller Bearing Company of America, Inc., a Delaware corporation, and its direct and indirect subsidiaries on a consolidated basis.

Item 1.                                   BUSINESS.

Business Overview

We are an international manufacturer of highly engineered precision roller, ball and plain bearings.  Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction.  While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for niche markets.  We target the higher end of the domestic bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and to enhance our profitability.  We believe that we are a leading supplier to many of our targeted markets and maintain secondary positions in other product niches where we believe market share gains can be achieved.

We sell primarily to domestic original equipment manufacturers, or OEMs, and distributors in three markets:  industrial, aerospace and government (principally for aerospace applications).  Many of our product offerings are in relatively small markets of between $30.0 million and $150.0 million.  These markets require high service levels, extensive technical engineering support, short lead times and small production runs.  A significant portion of our sales, currently estimated to be 60%, are to the replacement market, which are sales that are, directly or indirectly, used to replace or upgrade installed products.  During the period commencing on March 31, 2002 and ending on March 29, 2003, or fiscal 2003, we had more than 6,000 customers with no single customer amounting to more than 7% of our net sales.

During fiscal 2003, approximately 67% of our net sales were to the industrial market and approximately 33% of our net sales were to the aerospace market for applications in commercial and military aviation.  Approximately 43% of our net sales to the aerospace market were, directly or indirectly, to the United States government.

Although we operate as a single manufacturing and operational segment, we sell products to various customer markets.  Our aggregate foreign sales in fiscal 2003 were $29.2 million or 17% of our total sales.  RBC’s customer base in Europe consists of three major components. The first is domestic U. S. product sold to large multinational companies such as Caterpillar, Deere & Company, Parker Hannifin and Bombardier and to European distributors such as BSL in England and Rima Spa in Italy. A bonded warehouse was established in fiscal 2003 at the Schaublin facility in Switzerland to facilitate the growth of this business. The second component of our European business is the sale of Schaublin bearings sold primarily to the OEM aerospace and train markets and to authorized distributors. The last component of the RBC business in Europe consists of the sale of collets and work holding devices for the machine tool market. These products are sold to both OEMs and to distributors.

Corporate Organization

We conduct and operate our business through four divisions:

•                  the RBC division;

•                  the Heim Bearings division;

•                  the Transport Dynamics Corporation division;

•                  the Engineered Components Division;

and six U.S. wholly-owned subsidiaries:

•                  RBC Nice Bearings, Inc. ;

•                  RBC Linear Precision Products, Inc;

•                  Bremen Bearings, Inc. ;

•                  Industrial Tectonics Bearings Corporation;

•                  Miller Bearing Company, Inc.; and

•                  Tyson Bearing Company, Inc.

In addition, we operate in Europe through several direct and indirect subsidiaries:

•                  Schaublin Holding S.A., or “Schaublin Holdings”, which is a holding company for our European operations;

•                  Schaublin S.A., or “Schaublin”

•                  RBC France SAS; and

•                  Etablissements J. Bovagnet.

We also produce component parts for further manufacture through our RBC de Mexico subsidiary, located in Reynosa, Tamaulipas, Mexico.

History and Recent Developments

We were incorporated in Delaware in 1987.  In July 1991, our Chairman, President and Chief Executive Officer, Dr. Michael J. Hartnett, teamed up with affiliates of Aurora Capital Partners, L.P. to implement a plan to acquire a series of small to medium size domestic companies in the roller and ball bearing industry.  In March 1992, our capital stock was acquired for $52.0 million by RBC Acquisition Company, with which we subsequently merged and became a wholly-owned subsidiary of Roller Bearing Holding Company, Inc., or Holdings.

On June 23, 1997, Holdings effected a recapitalization, pursuant to which Holdings and certain of its equityholders redeemed and purchased all of Holdings’ outstanding preferred stock and substantially all of its outstanding common stock and warrants to purchase its common stock held by non-management stockholders.  The recapitalization was financed through the issuance of warrants to purchase Class A Common Stock of Holdings, the issuance by Holdings of Senior Secured Discount Debentures, the issuance by us of Senior Subordinated Notes due 2007, and the incurrence by us of $16.0 million of term loans.  The term loans were a part of our senior credit facility with a group of lenders, which, as we discuss below, was replaced by a new senior credit facility on May 30, 2002.

•                                          Acquisitions

Since 1992, we have employed a strategy of growth through acquisitions and we have significantly expanded our operations through a number of acquisitions of complementary bearing companies. Through the end of fiscal 2002, we completed nine acquisitions and integrated the acquired businesses effectively into our existing operations.

In December 2002, we purchased, through our indirect wholly-owned subsidiary, Schaublin, all of the outstanding capital stock of myonic SAS, or Myonic, from myonic AG, a Swiss corporation.  The total consideration paid was $2.8 million, of which $1.7 million was allocated to intangibles.  The corporate name of Myonic has since been changed to RBC France SAS.

We believe that there will continue to be consolidation opportunities within the bearing industry.  We are currently in discussion with several companies that meet our strategic goals.  Priority will be given to acquiring bearing companies with sales of between $15.0 million and $50.0 million.  Additionally, we will seek smaller “fold-in” acquisitions, businesses whose products can be manufactured at our existing facilities.

•                                          Whitney Investments

In December 2000 and January 2001, the private equity firm Whitney & Co., through an affiliate, purchased 2,368,265 shares of Holdings Class A Common Stock from various stockholders of Holdings.  In connection with the transaction, we entered into a Management Services Agreement with Whitney, pursuant to which Whitney provides us with certain financial consulting and management advisory services in exchange for the payment of certain management fees and the reimbursement of certain expenses.  See Item 13. “Certain Relationships and Related Transactions.”  In addition, Holdings, Dr. Hartnett, Hartnett Family Investments, L.P. and Whitney entered into a Stockholders’ Agreement related to their ownership of Holdings’ capital stock.

In July 2002, Dr. Hartnett and Whitney purchased an aggregate of 240,000 shares of Holdings Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24.0 million.  In connection with the purchase, Holdings paid a fee of $750,000 to Whitney and the parties amended the terms of the Management Services Agreement and the Stockholders’ Agreement.  Following the closing of the sale, Holdings utilized the proceeds of the sale and certain cash that we had paid to Holdings as a dividend to repurchase approximately $30.4 million in principal amount at maturity of Holdings’ Discount Debentures.  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to its Discount Debentures in December 2002.  Holdings recognized a pretax gain on the extinguishment of this debt obligation of approximately $800,000, net of transaction expenses of approximately $400,000.

•                                          New Senior Credit Facility

On May 30, 2002, we, together with our domestic subsidiaries, entered into a $94.0 million senior secured credit facility with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (now known as Central) as lender, GECC Capital Markets Group as lead arranger, and other lenders consisting of a $40.0 million term loan and a $54.0 million revolving credit facility.  In connection with this facility we, together with our domestic subsidiaries, granted the lenders liens and mortgages on substantially all of our existing and after-acquired personal and real property.  In addition, to secure the loans, we pledged all of our capital stock in our domestic subsidiaries and a portion of our capital stock in our directly owned foreign subsidiaries to the lenders.

The proceeds of the term loan were used to pay off our previous senior credit facility with Credit Suisse First Boston and other lenders, to pay fees and expenses with respect to our new senior credit facility and for other corporate purposes.  In addition, we have secured the letters of credit issued in connection with our previous senior credit facility pursuant to our new senior credit facility.  The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.

•                                          Certain Payments; Amendments to Senior Credit Facility

On December 10, 2002, we advanced $519,000 to our subsidiary, Schaublin Holding.  Schaublin Holding advanced the funds to its subsidiary, Schaublin, SA, which were used by Schaublin to fund a portion of the purchase price of Myonic.  On December 13, 2002, we made an additional payment of $450,000 to Schaublin Holding.   On December 13, 2002, we made a dividend payment of approximately $2.5 million to Holdings, the proceeds of which were used by Holdings to pay interest due on its Discount Debentures.  At the time of the making of these payments, we did not satisfy a certain minimum financial ratio set forth in the indenture for the Notes and, accordingly, those payments constituted defaults under one of the covenants contained in the indenture for the Notes and a covenant in our senior credit facility.  On February 6, 2003, in accordance with the terms of the indenture for the Notes, we sent a notice of the defaults to the trustee for the holders of the Notes, which notice included a description of how such defaults were cured.

On January 27, 2003, Schaublin Holding repaid the $450,000 December 13th payment to us.  On February 6, 2003, we obtained additional equity investments in an amount equal to the aggregate of the payment we made in connection with the purchase of Myonic and the dividend paid to Holdings, thereby effectively repaying such amounts.  We and our outside advisors believe that these actions cured the defaults relating to those payments under the indenture for the Notes prior to the time that they would have matured into Events of Default under the indenture.  Further, on February 10, 2003, we designated our direct and indirect European subsidiaries as Restricted Subsidiaries for purposes of the indenture.  Giving pro forma effect to that designation, we would have satisfied the ratio as of the dates of making each of the relevant payments.

On February 5, 2003, we received a waiver from our lenders under the senior credit facility of the covenant default related to the above payments.  On February 5, 2003, we agreed with those lenders to amend the senior credit facility to permit us to advance certain funds to our European subsidiaries for the purpose of discharging all of their existing funded indebtedness and for general working capital purposes.

The equity raised to cure the indenture defaults that resulted from the payments discussed above was provided to Holdings by Whitney V, L.P., an affiliate of Whitney, and Dr. Hartnett.  On February 6, 2003, they purchased an aggregate of 1,008.41 shares of Holdings’ Class A Preferred Stock for an aggregate purchase price of approximately $3.0 million.  The Class A Preferred Stock is the most senior of Holdings’ capital stock in terms of liquidation preference and is entitled to an accrued dividend at 8% per annum.  In connection with the sale of the Class A Preferred Stock, we paid to Whitney closing fees in the amount of  $200,000 and reimbursed Whitney for expenses of approximately $35,000 incurred in connection with the purchase.

Holdings used the proceeds from the sale of Class A Preferred Stock to purchase 3 shares of our Common Stock.  On February 10, 2003, we paid to Holdings a dividend in the amount of $3.0 million and, pursuant to the terms of the Purchase Agreement for the Class A Preferred Stock, on February 10, 2003, Holdings used the proceeds from such dividend to exercise its option to repurchase all such stock for the original purchase price plus all accrued dividends.  Accordingly, no Class A Preferred Stock is outstanding as of the date hereof.  The transactions were unanimously approved by the disinterested members of our and Holdings’ Boards of Directors and the terms thereof were unanimously determined by such Boards to have been no less favorable to us and Holdings than those that could have been obtained on the dates thereof in arm’s length dealings with a person who was not an affiliate.  At this time, the defaults caused by the payments discussed above were cured, and we sent a notice to the Trustee for the holders of the Notes to this effect.

On June 19, 2003, we further amended and restated our senior credit facility in order, among other things, to establish a structure under which we now may include certain of our foreign assets within our “borrowing base” which sets forth the amounts that we can borrow under the revolving credit facility.  In addition, this will simplify the process under which we can fund our foreign operations.  As part of this amendment, we have created inter-company loan and asset pledge arrangements, including pledges of certain foreign assets, that are all ultimately assigned to the lenders as further collateral to secure the borrowings under our new senior credit facility.

Bearing Industry

Demand for bearings generally follows the market for products in which bearings are incorporated and the economy as a whole.  Purchasers of bearings include (i) automotive and commercial truck manufacturers, (ii) industrial equipment and machinery manufacturers, (iii) producers of commercial and military aerospace equipment, (iv) agricultural machinery manufacturers and (v) construction and specialized equipment manufacturers.  We estimate that approximately one-third of all bearings manufactured are for use in the automobile industry.  We have recently started to sell into select portions of the automotive market in targeted products where we believe our competitive strengths provide us with strategic advantages.  We participate in the automotive and heavy truck OEM and replacement markets with a product offering through our Tyson and RBC Oklahoma operations. In addition, we have recently begun supplying components to an automotive supplier using core manufacturing technology.

The domestic bearing market is comprised of three primary product categories: ball bearings, roller bearings and plain bearings.  Ball bearings are used for high-speed applications; roller bearings for lower speed, heavily loaded applications; and plain bearings for sliding action and misalignment applications.

The global bearings industry is experiencing a consolidation trend.  Recent examples of this trend are the acquisitions of Torrington Company by The Timken Company and the acquisition of FAG by The Ina Group.  The domestic market for standard bearings is currently dominated by three major international competitors: The Timken Company, The Ina Group and SKF USA, Inc.  The balance of the domestic market, consisting primarily of specialty and custom engineered bearings, is more fragmented.  Due to the shorter production runs and significant post-sale technical support associated with these products, we believe they are not the primary focus of the larger bearing manufacturers.  A group of smaller companies, including ourselves, frequently establish leading positions, in market share and reputation, in certain of these niche product lines.  Furthermore, competition in these niche markets is based on lead times and reliability of product and service, and these markets are generally not as price sensitive as the markets for standard bearings.

Business Strategy

We have developed a business strategy that focuses on maintaining profitability while growing, both internally and through acquisitions.  Management believes that our business strategy makes us well positioned to achieve continued growth and market share gains through (i) increasing sales to the aftermarket, (ii) continuing our focus on high margin niche markets where we believe we have a sustainable competitive advantage, (iii) penetrating new markets with innovative products that are extensions of existing products, (iv) expanding international OEM and distributor sales and (v) acquiring other manufacturers which have complementary products, similar distribution channels or provide significant potential for margin enhancement.

Customers and Markets

We supply bearings to OEMs and distributors in the industrial, aerospace and government markets.  During fiscal 2003, the industrial OEM market continued to be our largest market, accounting for 60% of our net sales.  While our sales in our target markets have historically been concentrated on OEMs, over the past several years, we have shifted a portion of our focus in the aerospace and industrial markets towards replacement part sales.  During fiscal 2003, our top ten customers were responsible for generating 40% of our net sales and no single customer was responsible for generating more than 7% our net sales.  Seven of our top ten customers are OEMs and the remaining three are distributors.

•                                          Industrial Market

Industrial bearings are used in a wide range of industries such as heavy equipment, machine tools, agricultural equipment, pumps and packaging.  Nearly all mechanical devices and machinery require bearings to relieve friction where one part moves relative to another.  Our products target existing market applications in which our engineering and manufacturing capabilities provide us with a competitive advantage in the marketplace.

We manufacture a wide range of roller, ball and plain bearings for industrial uses by customers including Chicago Rawhide, Dana Corporation, Parker Hannifin, Motion Industries and Applied Industrial Technologies.  During fiscal 2003, sales to the industrial market accounted for 67% of our net sales.  Approximately 73% of such sales were to OEMs while 27% were to distributors.  Within the industrial market, we sell to the construction and mining equipment, material handling, machine tools, semiconductor manufacturing equipment and energy and natural resources markets.  We believe that the diversification of our sales among the various markets of the industrial bearings market reduces our exposure to downturns in any individual market.

•                                          Aerospace Market

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

During fiscal 2003, sales to the aerospace market accounted for 33% of our net sales.  Of the sales to the aerospace market, 41% reflected sales to OEMs, 16% were to distributors and the balance of 43%, directly or indirectly, to agencies or instrumentalities of the U.S. government.  We estimate that over 75% of commercial aerospace net sales are actually used as replacement parts, since a portion of OEM sales are ultimately intended for replacement market use.  We supply bearings for commercial aircraft, commercial aircraft engines and private aircraft manufacturers, as well as to various military contractors for airplanes, helicopters and missile systems.

•                                          Government Market

We manufacture high precision ball and roller bearings, commercial ball bearings and metal-to-metal and self-lubricating plain bearings for all branches of the U.S. military, and certain foreign military forces.  In addition to products that meet military specifications, these customers often require precision products made of specialized materials to custom designs and specifications.  We manufacture an extensive line of standard products that conform to many domestic military application requirements, as well as customized products designed for unique applications.  Product approval for use on military equipment is often a lengthy process ranging from six months to three years, and represents a significant barrier to new entrants.  Military programs for which we supply component products include airplanes, helicopters, turbine engines and armored vehicles.

Government sales are included in aerospace sales described above and accounted for approximately 14% of our net sales during fiscal 2003, consisting primarily of replacement bearings on programs for which we are the sole source supplier.  Despite cutbacks in the overall defense budget during the 1990s, appropriations for maintenance and repairs for product platforms serviced by us have remained stable.  With increased government spending on defense , demands for the repair and maintenance of the product platforms serviced by RBC has strengthened in the past year.

•                                          Products

Bearings are employed to fulfill several functions including reduction of friction, transfer of motion and carriage of loads.  Our products and services include six broad categories: plain bearings, roller bearings, ball bearings, linear precision products, machine tool collets and refurbishment, each of which includes both standard and highly specialized and customized products.  Within the major categories that encompass our product offerings, our major bearing products include heavy duty needle roller bearings, cam follower bearings, metal-to-metal, ball bearing and self-lubricating rod ends and spherical bearings, high precision ball and roller bearings, precision ball screws and semi-precision unground ball bearings.

•                                          Plain Bearings

Sales of plain bearings accounted for 30% of our net sales in fiscal 2003.  Plain bearings are produced with either self-lubricating or metal-to-metal designs and consist of several sub-classes, including rod end bearings, spherical plain bearings and journal bearings.  Unlike ball bearings, which are used in high-speed rotational applications, plain bearings are primarily used to rectify inevitable misalignments in various mechanical components.  Such misalignments are either due to machining inaccuracies or result when components change position relative to each other.  Spherical plain bearings are designed for heavy equipment applications.  Spherical plain bearings and rod end bearings are used in the aerospace market in the same applications as airframe control ball bearings.  Our Heim and Transport Dynamics divisions produce Teflon® fabric lined sleeves for the aerospace market.

•                                          Roller Bearings

Roller bearings are anti-friction bearings that use rollers instead of balls.  We manufacture four basic types of roller bearings: heavy duty needle roller bearings with inner rings, tapered roller bearings, track rollers and aircraft roller bearings.  The sale of roller bearings accounted for 46% of our net sales in fiscal 2003.

Needle Roller Bearings.  We offer several needle roller bearing designs.  Needle bearings are used in various industrial applications and in certain U.S. military aircraft platform bearing applications that require high load carrying capability in a confined space.  Needle bearings are also used as a shaft for another type of bearing or to support rotating components in mechanical or electromechanical devices.  We produce this product in bearing quality steel but also have the capability to produce this product from various grades of low carbon, stainless or tool steel.

Tapered Roller Bearings.  We produce medium sized tapered roller bearings used primarily in heavy truck axle applications.  A significant portion of the sales of this product are to the aftermarket.

Track Rollers.  We produce track rollers which have widespread use in heavy industrial machinery applications.

Aircraft Roller bearings.  We are a leading producer of roller bearings for use in helicopters.

•                                          Ball Bearings

We manufacture four basic types of ball bearings: high precision aerospace, airframe control, thin section and commercial ball bearings. Ball bearings accounted for 18% of our net sales in fiscal 2003.

High Precision Aerospace Bearings.  High precision aerospace bearings are primarily sold to customers in government or the defense industry that require more technically sophisticated bearing products providing higher degrees of fault tolerance given the criticality of the applications in which they are used.

Airframe Control Ball Bearings.  We produce airframe control ball bearings which are precision ball bearings that are plated to resist corrosion and are qualified under a military specification.

Thin Section Ball Bearings.  We produce thin section ball bearings which are specialized bearings that use extremely thin cross sections and give specialized machinery manufacturers many advantages.

We are also involved in two niche markets: unground ball bearings and specialty inch and metric ball bearings.

•                                          Linear Precision Products

We produce precision ground ball bearing screws that offer repeatable positioning accuracy in machine tools, transfer lines, robotic handling and semiconductor equipment.  Linear precision products accounted for approximately 1% of our net sales in fiscal 2003.  Our linear precision products are primarily used in the machine tool industry where we believe significant opportunities to cross-sell our other products, such as collets, exist.  In addition, we have several application development programs in progress in guided missile and “smart bomb” applications.  We supply products to new, replacement and repair markets.

•                                          Machine Tool Collets

Schaublin produces precision machine tool collets that provide effective part holding and accurate part location during machining operations.  The machine tool collets accounted for approximately 5% of our net sales in fiscal 2003.  We believe that significant opportunities to expand sales of this product outside of Europe exist.

Manufacturing and Operations

Using our operating strategy, we endeavor to design our manufacturing process so that machine and labor utilization are optimized and total costs are reduced.  Cost savings are generated through management of monthly product line profit and loss.  On a monthly basis, gross margins of every product line within each product group are reviewed.  We monitor the progress of our efficiency efforts on an ongoing basis and react quickly to resolve problems or capitalize on unanticipated opportunities.

Custom products are sold at a premium based on factors such as lot size and availability.  We believe we have a thorough understanding of the products and customers in the markets we serve, allowing us to utilize aggressive and competitive pricing practices.

•                                          Capacity

Our plants currently run on a single shift and light second and third shifts at selected locations to meet the demands of our customers.  We believe that current capacity levels, with annual capital expenditures equal to approximately 4% of sales in turning and grinding equipment in the future, will permit us to effectively meet demand levels through at least 2004.  We also believe that as we continue to invest in bearing professionals, the ability to increase capacity and move to full second shifts, if required, could be accomplished without compromising product quality or involving significant additional capital expenditures.

•                                          Inventory Management

Our increasing emphasis on the distributor/aftermarket sector has required us to maintain greater inventories of a broader range of products than the OEM market historically demanded.  We operate an inventory management program designed to balance customer delivery requirements with economically optimal inventory levels.  In this program, each product is categorized based on characteristics including order frequency, number of customers and sales volume.  Using this classification system, our primary goal is to maintain a sufficient supply of standard items while minimizing warehousing costs.  In addition, production cost savings are achieved by optimizing plant scheduling around inventory levels and customer delivery requirements.  This leads to more efficient utilization of manufacturing facilities and minimized plant production changes while maintaining sufficient inventories to service customer needs.

•                                          Integration of Acquisitions

We have demonstrated an ability to institute programs that improve the performance of acquired companies.  The process involves applying our operating strategy, rationalizing the product offerings and appropriately capitalizing the acquisition.  During the period from 1992 through fiscal 2003, we integrated more than 10 acquisitions into our ongoing operations.

•                                          ISO Certification

We are in the process of achieving ISO Certification throughout our locations and we have currently attained the following approvals:

RBC	ISO 9001
Transport Dynamics	ISO 9002 and AS 9100
Heim	ISO 9002 and AS 9000
Bremen	ISO 9002 and QS 9000
Miller	ISO 9002 and QS 9000
Tyson	ISO 9001
Schaublin	ISO 9001

Marketing

Our marketing strategy is aimed at increasing sales within our three primary market sectors and targeting specific profitable niche products or other areas in which we can exploit our competitive strengths.  To effect this strategy, we seek to expand into geographic areas not previously served by us and we continue to capitalize on new markets and industries for existing and new products.  We employ a technically proficient sales force and utilize marketing managers, product managers, customer service representatives and product application engineers in our selling efforts.

Despite the difficulties inherent in the development of a quality, technically astute, sales force in the bearing industry, we have been able to accelerate the development of our sales force through the hiring of sales personnel with prior bearing industry experience, complemented by an in-house training program.  We intend to continue to hire and develop expert sales professionals and strategically locate them to implement our expansion strategy.  Today, we employ strategically located sales professionals in North America, Europe and Latin America.

We have placed an emphasis on increasing sales to distributors serving the spare parts aftermarket in our key industry markets.  Sales to this market tend to be less cyclical as they arise out of end users’ needs for replacement bearings on existing equipment.  See “Customers and Markets.”  We estimate that sales, directly or indirectly, to the replacement market exceeded 60% of our net sales in fiscal 2003.  We intend to continue to focus on building distributor sales volume.

With regard to our OEM customers, we continue to focus on establishing and maintaining relationships with OEMs that produce products with strong aftermarket demand characteristics for our products.  Our OEM relationships also provide us with extensive cross-selling opportunities, as many OEM products utilize several types of bearings manufactured by us.

Competition

We believe the principal competitive factors affecting our business are price, product line offering, technical service and timeliness of supply.  Although many of our current and potential competitors have greater financial, marketing, personnel and other resources than we do, we believe that we are well positioned to compete with regard to each of these factors in each of the markets in which we operate.

Price.  For large run bearing products, price is a very important factor.  Larger manufacturers generally are relative low cost producers in the more standard bearing product lines and are thus able to attain extensive market shares.  However, in niche product lines, when the production runs are smaller, larger manufacturers are often unable to achieve the economies of scale needed to maintain their low-cost producer status.  As a result, while we compete with the larger bearing manufacturers with respect to some of our more standard bearing products, our primary competition includes smaller niche companies such as Kaydon Corporation, New Hampshire Ball Bearings and McGill Manufacturing Company, Inc., a Division of Emerson Power Transmission.  Competitors in the market for ballscrew products are 20th Century (owned by SKF) and Thompson Industries (owned by Danaher).

Product Line Offering.  Bearings manufacturers operating in the more specialized market compete by maintaining a broad product line and adequate inventories to service the aftermarket.  This enables such manufacturers to exploit the trend of OEMs towards sourcing a broader range of products from a small number of suppliers.  Additionally, in certain industries and groups, purchasers require product approval on an industry or company specific level for their component parts.

Other factors in the more specialized bearing market include strong distribution channels, quality product, strong technical product service, customer support and long-term customer relationships.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

Proven Record of Acquisition-Based and Internal Growth.  We have executed a selective acquisition strategy whereby we have completed ten acquisitions since 1992.  We have been successful in integrating acquired operations into our regions and capitalizing on the synergies created.  In addition, we have been able to generate internal growth through price and volume increases.

Experienced Management Team. Our core management team has extensive managerial experience in the bearing industry.  Michael J. Hartnett, our Chief Executive Officer and President has over 30 years of experience in the bearing industry.

Focus on Custom Products.  Custom products are sold at a premium based on factors such as lot size and availability.  We believe we have a thorough understanding of the products and customers in the markets we serve, allowing us to utilize advantageous pricing practices.

Backlog

As of March 29, 2003, we had a backlog of $82.2 million as compared to a backlog of $82.0 million as of March 30, 2002.  We sell many of our products pursuant to contractual agreements, single source relationships or long-term purchase orders, each of which may permit early termination by the customer.  However, due to the nature of many of the products supplied by us and the lack of availability of alternative suppliers to meet the demands of such customers’ orders in a timely manner, we believe that it is not practical or prudent for most customers, including many of our largest, to shift their bearing business to other suppliers.

Employees

We had approximately 1,370 employees at March 29, 2003, of whom 225 were employed in our European and Mexican operations.  We believe that our employee relations are good.

We are subject to several collective bargaining agreements covering unionized workers, as follows:

•                  collective bargaining agreements with the United Auto Workers covering substantially all of the hourly employees at our West Trenton, New Jersey, Fairfield, Connecticut, and Plymouth, Indiana plants.  These agreements expire on June 30, 2004, January 31, 2005 and August 9, 2004, respectively;

•                  collective bargaining agreements with the United Steelworkers covering substantially all the hourly employees at our Kulpsville, Pennsylvania and Glasgow, Kentucky plants.  These agreements expire on October 25, 2003 and March 25, 2005 respectively; and

•                  a collective bargaining agreement with the Association of Swiss Engineering Employers covering substantially all of the hourly employees at our Delemont, Switzerland plant.  This agreement expires on December 31, 2005.

Approximately 496 of our hourly employees are non-unionized.  We are in the process of negotiating an extension of our Kulpsville collective bargaining agreement.

Suppliers and Raw Materials

We obtain raw materials, component parts and supplies from a variety of sources and generally from more than one supplier.  Our principal raw material is steel.  Our suppliers and sources of raw materials are based in the United States and Europe.   We believe that our sources are adequate for our needs in the foreseeable future, that there exist alternative suppliers for our raw materials and that in most cases readily available alternative materials can be used for most of our raw materials.  We do not believe that the loss of any one supplier would have a material adverse effect on our financial condition or results of operations.

Intellectual Property

Our policy is to file patent applications to protect our technology, inventions and improvements that are important to the development of our business, and to seek trademark protection with respect to our product titles that have achieved brand name recognition.  We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.

We hold approximately 116 United States and 49 foreign patents and have additional U.S. patent applications pending. We and our subsidiaries also have approximately 80 U.S. and 120 foreign registered trademarks and 6 U.S. copyrights.  There can be no assurance that such rights will not be infringed upon, that additional patents will be issued as a result of our applications and that our trade secrets will not otherwise become known to or independently developed by competitors.  We believe that we would have adequate remedies for any such infringement or use or that claims allowed under such patents or any existing patents will not be challenged or invalidated or would be of adequate scope to protect our technology.  We do not believe that any individual item of intellectual property is material to our business.

Regulation

Essential to servicing the aerospace market is the ability to obtain product approvals.  We have in excess of 20,000 product approvals, which enable us to provide products used in virtually all domestic aircraft platforms presently in production or operation.  Product approvals are typically issued by the Federal Aviation Administration, or FAA, to designated OEMs who are Production Approval Holders of FAA approved aircraft.  These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace aftermarket.  Regulations enacted by the FAA provide for an independent process (the Parts Manufacturer Approval, or PMA, process), which enables suppliers who currently sell their products to the Production Approval Holders, to sell products to the aftermarket.  We have submitted over 6,100 PMA applications and have received over 1,800 approvals to date.

Environmental Compliance

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of solid wastes, hazardous wastes and hazardous substances and the health and safety of employees, or Environmental Laws.  Agencies responsible for enforcing Environmental Laws have authority to impose significant civil or criminal penalties for non-compliance.  We believe we are currently in material compliance with all applicable requirements of Environmental Laws, but there can be no assurance that some future non-compliance will not result in the imposition of significant liabilities.

We also may be liable under Environmental Laws, including the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, state analogs to CERCLA and certain state property transfer laws, for the costs of investigation and remediation of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances.  In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage.

Prior to, and in connection with, the acquisition of a facility or business, we endeavor to obtain indemnification from parties whom we believe to be able to support such indemnities.  Further, we take such actions as we deem warranted to establish the scope of any environmental issues that exist as of such purchase, as well as to project what potential environmental liabilities exist.  Such actions include investigations by members of our management of the records and facilities relating to the facility or business to be acquired, analysis of existing investigations, analyses and compliance work done by the sellers and commissioning our own studies, investigations or analyses.

We monitor our various facilities and operations for compliance with environmental laws and exposure to environmental claims, including, where deemed necessary, the hiring of outside consultants to conduct surveys and tests.  When presented with a potential violation or claim, the manager of the facility in question will, in coordination and consultation with our management, endeavor to establish the scope and nature of the issue, and, if possible, resolve the issue without resort to litigation or formal proceedings.  We also undertake an analysis of the various indemnification obligations owed to us to ascertain which, if any, would apply, and the procedures to be followed to perfect our rights with respect to potential recoveries.  Several members of our management have experience in dealing with such issues and take a leading role in resolving issues that arise.

State agencies are currently overseeing investigation, remediation and/or monitoring activities at our facilities in Fairfield, Connecticut, West Trenton, New Jersey, Santa Ana, California and Hartsville, South Carolina.  The local regulatory agency recently issued a determination that no further action is required with respect to groundwater at our Rancho Dominguez, California facility.  The prior property owners have conducted limited remediation at our Kulpsville, Pennsylvania and Bremen, Indiana facilities.

The former owners of the above facilities agreed to indemnify us for liabilities arising from environmental conditions that existed prior to the date of purchase of such facilities by us.  Such indemnifications have covered most of the costs of ongoing activities to date, although we have relinquished the indemnity for the Fairfield, Connecticut facility.  Moreover, there can be no assurance that the indemnities relating to the other facilities, all of which contain negotiated dollar limits, will be adequate to resolve any remaining cleanup liabilities or that the indemnifying parties will perform or continue to perform their indemnification obligations.

At our two facilities located in California and New Jersey, the previous owners of the assets purchased by us indemnified the Company for liabilities arising from environmental conditions that existed prior to the date of our purchase of such assets, subject to certain thresholds, limitations and caps.  Such owners have undertaken or are undertaking cleanup in fulfillment of those indemnification obligations.  With respect to the Rancho Dominguez, California facility, the acquisition agreement provides that the previous facility owner is responsible for all further costs to cleanup conditions existing at the time of the transfer of the facility, up to a maximum of the full purchase price.  Although some residual contamination remained in groundwater, the local environmental regulatory agency issued a determination in December 2001 that no further remedial action is required at this facility.  To our knowledge, any further cleanup costs, if any, are not expected to approach the indemnification cap limit.

Santa Ana, California.  Cleanup has been completed at our Santa Ana, California facility, although groundwater monitoring continues as required by the regional regulatory authority.  Currently, the previous owner is working with this regulatory authority to obtain final approval and closure of the now-concluded cleanup activities at this facility.  We did not contribute toward the costs of cleanup and have not contributed toward the ongoing monitoring costs.  To our knowledge, cleanup and monitoring costs have not approached the $4.5 million limit on the previous owner’s liability under the acquisition agreement for this facility.

Bremen, Indiana.  Each of our Bremen, Indiana facilities formerly operated by Bremen and Miller had on-site lagoons used for settling process wastewater.  In each case, the former owner of the facility discontinued use of the lagoon and removed residual sludge for disposal off-site years before we began operations at the facility.  With regard to the former SKF facility located at 1342 West Plymouth Street in Bremen, some material from the lagoon was disposed of on-site.  Testing of this material revealed that it was not hazardous under the U.S. Environmental Protection Agency’s EP toxicity protocol and some of this material remains on-site.  Sampling conducted prior to our acquisition of the business at the site revealed the presence of certain contaminants in soil in another area of the property.  The former owner of this facility has indemnified us for pre-existing environmental liabilities at this site.  All operations at 1342 West Plymouth Street, Bremen, Indiana have been relocated to Plymouth, Indiana.  Since the acquisition operation, there have been no known discrete environmental events and no post-closing issues have been identified.

At the former Miller Bearings facility located at 225 Industrial Boulevard in Bremen, the former owner removed residual sludge for off-site disposal, and a Phase II environmental sampling investigation at this facility did not reveal the existence of regulated substances in excess of applicable regulatory standards.  The former owner of this facility has indemnified us for pre-existing environmental liabilities at this site.  Neither of the Bremen facilities has been the subject of any regulatory interest in connection with the cleanup of the former lagoons.  Although there can be no assurance, we do not expect to incur material costs with respect to these former lagoons.

Kulpsville, Pennsylvania.  At our Kulpsville, Pennsylvania facility, we are operating an oil water separator installed by a previous owner to remove petroleum from groundwater impacted by releases from an underground storage tank that was removed from the site by the previous owner in the early 1990’s.  Operation and maintenance costs for this system to date have been minimal.  We have paid for such costs and have been reimbursed by the prior owner.  If the state regulatory agency were to require additional cleanup activities in the future with respect to that area, we believe that the cost of that cleanup would be covered by an indemnity from the prior owner.  There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner’s indemnification obligations to us or that the prior owner would honor its indemnity obligations.

Hartsville, South Carolina.  We are monitoring groundwater contamination at our Hartsville, South Carolina facility pursuant to a groundwater assessment plan approved by the state in February 2002.  This contamination appears to have resulted from an underground storage tank removed from the site prior to our acquisition of the facility.  In addition, in the early 1990’s, we submitted to the state environmental regulatory agency a closure plan for a former wastewater lagoon at the facility.  To date, the state agency has not required that we take any action with respect to the lagoon.  If the agency were to require cleanup activities in the future regarding either the former lagoon or the former tank, we believe that the cost of such cleanups would be covered by an indemnity from the prior owner of the facility.  There can be no assurance that the cost of such a cleanup, if required, would not exceed the limits of the prior owner’s indemnification obligations to us or that the prior owner would honor its indemnity obligations.

Fairfield, Connecticut.  In connection with the purchase of our Fairfield, Connecticut facility in 1996, we were required by the Connecticut Transfer Act, or the CTA, to submit an investigation and remediation plan for known environmental contamination at that facility.  Although this known contamination had been the result of operations conducted by the facility’s prior owner, we agreed to assume responsibility for completing cleanup efforts previously initiated by that owner.  In 1996, we submitted and obtained regulatory approval for our investigation and remediation plan as required by the CTA.  The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility.  In March 1998, we submitted these findings to Connecticut Department of Environmental Protection, or CTDEP.  In April 1999, CTDEP responded to this submission and requested that we develop a work plan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility.  Since then, we have been working with CTDEP in an effort to develop data showing that no further remedial action is necessary.  We submitted data to CTDEP in November and December 2001 intended to show that contamination has not migrated off the property.  CTDEP has requested additional information, which we are in the process of developing.  While we believe that our total investigation and cleanup costs will not exceed $200,000, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility.  If such activities are required, there can be no assurance that our total investigation and remediation costs will not exceed our $200,000 estimate.

West Trenton, New Jersey.  At our West Trenton, New Jersey facility, the previous facility owner has been investigating and remediating the land where the facility is located since the mid-1980s.  The previous owner both indemnified us with respect to its cleanup obligations and is performing the cleanup pursuant to a consent order with the New Jersey Department of Environmental Protection.  We have not contributed to the costs of remediation at this facility and we do not expect to do so with respect to conditions existing at the time we acquired the facility.  The 1997 Recapitalization of Holdings triggered obligations under the New Jersey Industrial Site Recovery Act, or ISRA, at our West Trenton facility, obligating us to investigate all possible past hazardous substances releases, and to clean up any resulting contamination, at that facility. Under ISRA, investigation requirements for facilities that are currently being remediated pursuant to an earlier ISRA-triggering transaction may be merged into that ongoing ISRA investigation.  In this case, the West Trenton facility has been the subject of an ongoing ISRA (and its predecessor statute) groundwater investigation and remediation by the facility’s prior owner since our acquisition of the facility in 1987.  Accordingly, the New Jersey regulatory authorities have informed us that our ISRA obligations triggered by the 1997 Recapitalization are being satisfied by the prior owner’s ongoing ISRA investigation and remediation.  That investigation has not found any additional contamination that would require remediation beyond that which continues to be performed by the facility’s prior owner.

Item 2.                                   PROPERTIES

Our principal executive offices are located at our Heim division in Fairfield, Connecticut.  We also use this facility for manufacturing our plain bearing products, both Teflon® lined and metal-to-metal, and commercial ball bearings.

In addition, we own the following manufacturing facilities:

•                  a facility in Hartsville, South Carolina, at which facility we manufacture the smaller end of all of the RBC division’s product lines, and perform the initial machining operations for a large percentage of the product manufactured in the West Trenton, New Jersey facility;

•                  a facility in Kulpsville, Pennsylvania, at which facility we manufacture commercial ground and unground ball bearings;

•                  a facility in Rancho Dominguez, California, at which facility we manufacture high precision ball and roller bearings for the aerospace industry, thin section ball bearings and large diameter cam followers;

•                  a facility in Santa Ana, California, at which facility we manufacture journal bearings and spherical plain bearings;

•                  a facility in Walterboro, South Carolina, at which facility we manufacture ball screws, ball spline and ball screw actuator product lines; and

•                  a facility in Bremen Indiana, at which facility we produce needle bearings.

•                  a facility in Scionzier Cedex, France, at which facility we distribute collets and bearings.

We lease the following manufacturing facilities:

•                  a facility in West Trenton, New Jersey, at which facility we manufacture heavy duty needle roller bearings for the aerospace industry as well as larger diameter heavy duty needle roller bearings and single fracture spherical plain bearings.  The lease for this facility expires on February 10, 2009;

•                  a facility in Waterbury, Connecticut, at which facility we manufacture thin section bearings, primarily for use by ITB.  The lease for this facility expires on February 28, 2005;

•                  a facility in Plymouth, Indiana, at which facility we manufacture needle roller bearings.  The lease for this facility expires on May 15, 2022;

•                  a facility in Glasgow, Kentucky, at which facility we manufacture tapered roller bearings.  The lease for this facility expires on June 30, 2005;

•                  a facility in Delemont, Switzerland, at which facility we manufacture spherical bearings, rod ends, collets and tool holders.  The lease for this facility expires on December 31, 2009;

•                  a facility in Reynosa, Tamaulipas, Mexico at which facility we manufacture thin section bearings, primarily for use by ITB.  The lease for this facility expires on September 20, 2005 and

•                  a facility in Oklahoma City, Oklahoma, at which facility we manufacture tapered thrust bearings for kingpin applications used in the heavy truck industry.  The lease for this facility expires on December 31, 2003.

•                  a facility in Les Ulis Cedex, France, at which facility we distribute bearings.  The lease for this facility expires on July 1, 2004.

We believe that our existing property, facilities and equipment are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our current operations. We also believe that our existing manufacturing facilities have sufficient capacity to meet increased customer demand.  Substantially all of our owned domestic properties and most of our other assets are subject to a lien securing our obligations under our senior credit facility.

Item 3.                                   LEGAL PROCEEDINGS

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business.  Management does not believe that any of the litigations or proceedings in which we are currently involved, either individually or in the aggregate, are likely to have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2002, in connection with the investment in Holdings by Dr. Hartnett and Whitney, the holders of a majority of Holdings Class A Common Stock and Class B Common Stock, acting by written consent, approved and adopted an amendment to the Certificate of Incorporation of Holdings.  See Item 13.  “Sale of Holdings Class B Exchangeable Convertible Participating Preferred Stock.”

On March 22, 2003, the holders of a majority of Holdings Class A Common Stock and Class B Common Stock, acting by written consent, approved and adopted an amendment to the Certificate of Incorporation of Holdings to reduce the authorized capital stock of Holdings.

PART II

Item 5.                                   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

As of June 25, 2003, there were 103 shares of our common stock, par value $.01 per share outstanding, all of which were held by Holdings.  There is no established public trading market for our Common Stock.

As of June 25, 2003, there were 2,475,460.8 shares of Holdings Class A Common Stock outstanding held by 7 holders and 100 shares of Holdings Class B Common Stock outstanding held by Dr. Michael J. Hartnett.  In addition, as of March 29, 2003, there were outstanding warrants and options to purchase up to an additional 659,193.5 shares of Holdings Class A Common Stock and 549,146 shares of Holdings Class B Common Stock.

All historical and currently issued shares and the exercise prices of and options and warrants have been adjusted for a 100 for 1 split of Holdings’ Class A Common Stock and Class B Common Stock effective March 4, 2002.

Dividends

We, as a wholly-owned subsidiary of Holdings, from time to time will pay dividends to Holdings from funds legally available therefore to fund Holdings’ operations.  Since the beginning of fiscal 2002, we have paid cash dividends to Holdings in such amounts and for such purposes as further set forth below:

Date of Dividend	Amount	Purpose

May 2003	$2,510,000.00	Payment of interest due on Discount Debentures

February 2003	$3,028,545.32	Redemption of Holdings Series A Preferred Stock

December 2002	$2,506,530.00	Payment of interest due on Discount Debentures

September 2002	$5,700,218.68	Redemption of Discount Debentures

No cash dividends have been declared by Holdings on its Common Stock in the last three years.  Holdings intends to retain earnings to finance the development and growth of its business.  Accordingly, Holdings does not anticipate that any dividends will be declared on the Holdings Common Stock for the foreseeable future.  Future payments of cash dividends, if any, will depend on the financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our and Holdings’ Boards of Directors.  Further, our ability to declare and pay dividends on our Common Stock is restricted by certain covenants in our senior credit facility and the indenture for the Notes.  Holdings’ ability to pay and declare dividends is restricted by certain provisions in its Amended and Restated Certificate of Incorporation and covenants in the indenture for the Discount Debentures.  In connection with Holdings’ repurchase of its Class A Preferred Stock in February 2003, Whitney and Dr. Hartnett were entitled to an accrued dividend at 7% per annum on the repurchased shares during the time they were issued and outstanding in the amount of $3,315.32.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about securities authorized for issuance under our equity compensation plans and other agreements as of March 29, 2003:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	94,096.5	$30.00	364,172.5

Equity compensation plans not approved by security holders	723,257	$1.695	—

Total	817,353.5		364,172.5

Recent Sales of Unregistered Securities

None

Item 6.                                   SELECTED FINANCIAL DATA

We set forth below selected historical consolidated financial data.  The information in the following table is qualified by reference to, and should be read in conjunction with, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The selected financial data presented below for the two-year period ended March 29, 2003 has been derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP.  The selected financial data presented below for the three-year period ended March 31, 2001 has been derived from our Consolidated Financial Statements which have been audited by Arthur Andersen LLP.

	Fiscal Year Ended
(Dollars in thousands)	April 3, 1999(a)	April 1, 2000(b)	March 31, 2001	March 30, 2002(c)	March 29, 2003(d)

Statement of Operations Data:

Net Sales	147,932	177,148	176,435	168,331	172,860
Operating Income	21,073	31,439	32,403	27,213	21,422
Net Income	3,895	10,018	7,894	6,863	4,158

Balance Sheet Data:

Total Assets	164,819	192,093	207,189	218,274	227,275
Total Debt	147,918	159,706	162,869	162,410	173,494
Cash Dividends	—	—	3,571	—	11,235
Stockholders’ Equity (Deficit)	(11,027)	(1,159)	6,208	11,519	3,407

(a)                                  Includes the results of operations for Miller for the full fiscal year.

(b)                                 Includes the results of operations for Tyson for the full fiscal year, and the results of Schaublin following the effective date of acquisition of October 1, 1999.

(c)                                  Includes the results of operations for RBC Oklahoma following the effective date of its acquisition in August 2001.

(d)                                 Includes the results of operations for RBC France following the effective date of its acquisition in December 2002.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These forward-looking statements are not historical facts, but only predictions, and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import.  Similarly, statements that describe our objectives, plans or goals are also forward-looking statements.  These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Factors that could materially affect these forward-looking statements include those identified under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors” and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are also expressly qualified in their entirety by such factors.  We urge you to carefully consider such factors in evaluating the forward-looking statements and caution you not to place undue reliance on such forward-looking statements.  There may also be additional risks that we do not presently know of, or that we currently believe are immaterial, which could also impair our business.  In light of these risks, uncertainties and assumptions, the forward-looking events may or may not occur.  The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we undertake no obligation to publicly update any forward-looking statements to reflect new information, future events or otherwise.

You should read the following discussion in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Some of the statements in the following discussion are forward-looking statements and, accordingly, are subject to risks and uncertainties discussed below under “—Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission, which could cause actual results to differ materially from those currently anticipated.

General

We are an international manufacturer of highly engineered precision roller, ball and plain bearings.  Bearings, which are integral to the manufacture and operation of most machines and mechanical systems, reduce wear to moving parts, facilitate proper power transmission and reduce damage and energy loss caused by friction.  While we manufacture products in all major bearing categories, we focus primarily on highly technical or regulated bearing products for niche markets.  We target the higher end of the domestic bearing market where we believe our value added manufacturing and engineering capabilities enable us to differentiate ourselves from our competitors and to enhance profitability.  We believe that we are a leading supplier to many of our targeted markets and maintain secondary positions in other product niches where we believe market share gains can be achieved.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•                                          Revenue Recognition

For revenues not recognized under the contract method of accounting, as described below, we recognize revenues from the sale of products at the point of passage of title, which is at the time of shipment.

We also have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders.  Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method.  We follow the guidelines of Statement of Position, or SOP, 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (the contract method of accounting).

•                                          Accounts Receivable

We are required to estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.  Changes in required reserves may occur in the future as we continue to expand our business as conditions in the marketplace change.

•                                          Inventory

Inventories are stated at the lower of cost or market value.  Cost is principally determined by the first-in, first-out method.  We record adjustments to the value of inventory based upon past sales history and forecasted plans to sell our inventories.  The physical condition, including age and quality, of the inventories is also considered in establishing its valuation.  These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead.  The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over average”) during the early years of a contract.

If in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to current earnings, thus reducing inventory to estimated realizable value.

•                                          Goodwill and Intangible Assets

We have significant amounts of goodwill and intangible assets.  The determination of whether or not goodwill or intangible assets has become impaired involves a significant amount of judgment.  Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts.

Sources of Revenue

Our revenue is generated primarily from sales of bearings to the industrial market, the aerospace market and to the U.S. Government.  Our sales are made pursuant to contractual agreements, single source relationships or long-term purchase orders with our clients.  For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which is at the time of shipment.

Sales to the industrial market accounted for 67% of our net sales in fiscal 2003.  Approximately 73% of such sales were to OEMs while 27% were to distributors.  Sales to the aerospace market accounted for 33% of our net sales in fiscal 2003.  In our sales to the aerospace market, 41% of our sales were to OEMs, 16% were to distributors and the balance of 43%, directly or indirectly, to the U.S. Government.  Our top ten customers were responsible for generating 40% of our net sales in fiscal 2003 and no single customer was responsible for generating more than 7% of our net sales in fiscal 2003.

Cost Structure

Our cost of operations include materials, equipment, workers’ compensation, supplies, manufacturing compensation and benefits, and manufacturing overhead.

Selling, general and administrative expenses include management, clerical and administrative compensation and overhead costs associated with our manufacturing, marketing and sales force and professional services.

Impact of Inflation

To date, inflation has not significantly affected our operations.  However, competitive pressures and the terms of certain of our long-term contracts may require us to absorb at least part of these cost increases, particularly during periods of high inflation.

Impact of Currency Exchange Rate Fluctuations

As a result of our increased sales in Europe, our exposure to risk associated with fluctuating currency exchange rates between the U.S. dollar, the Euro and the Swiss Franc has increased.

Acquisitions

Our integration plan for acquisitions contemplates certain cost savings, including through the elimination of duplicative personnel and facilities.  Unforeseen factors may offset the estimated cost savings or other components of our integration plan, in whole or in part and, as a result, we may not realize any cost savings or other benefits from future acquisitions, and we may experience a net increase in costs.

All of our acquisitions were accounted for as purchases and, accordingly, only the operations of acquired companies since the acquisition dates are included in our consolidated financial statements.  These acquisitions were financed through a combination of working capital and funds borrowed under our senior credit facility.  We expect to be able to finance any future acquisitions with cash provided from operations, borrowings under our senior credit facility, or some combination of the foregoing.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Net Sales.  Our net sales were $172.9 million in fiscal 2003 and $168.3 million in fiscal 2002, an increase of $4.6 million, or 2.7%.  Net sales in the compared periods included net sales totaling $2.1 million in fiscal 2003 for RBC France, which was acquired in December 2002, and $5.2 million in fiscal 2003 and $3.7 million in fiscal 2002 generated by RBC Oklahoma, which was acquired effective August 2001.  Excluding RBC France and RBC Oklahoma’s sales, our net sales increased $1.6 million or 0.9% from period to period.

Gross Margin.  Despite the increase in our net sales in fiscal 2003, our gross margin decreased by $5.0 million or 9.3% to $48.8 million for fiscal 2003, as compared to $53.8 million for fiscal 2002.  Gross margin as a percentage of net sales decreased 3.7%, from 31.9% for fiscal 2002, to 28.2% for fiscal 2003.  This decrease is the primarily the result of product mix.

Selling, General and Administrative Expenses.  Our selling, general and administrative, or SG&A, expenses increased by approximately 0.8%, or $0.2 million, to $25.8 million in fiscal 2003 from $25.6 million in fiscal 2002.

Other Operating Expenses.  Other operating expenses, which primarily consist of management fees and expenses associated with the relocation of our plant in Bremen, Indiana, increased by $0.6 million or 63.2% from $0.9 million in fiscal 2002 to $1.5 million in fiscal 2003, primarily as a result of the relocation of our Bremen plant facility.

Operating Income.  Operating income decreased by approximately $5.8 million, or 21.2%, to $21.4 million in fiscal 2003 compared to $27.2 million in fiscal 2002.  The decrease primarily resulted from lower gross margin and higher SG&A expenses in fiscal 2003, and expenses associated with the relocation of our plant in Bremen, Indiana.

Interest Expense.  Interest expense decreased by $0.8 million, or 5.5%, to $14.4 million in fiscal 2003 as compared to $15.2 million in fiscal 2002.  The decrease in interest expense is primarily due to lower interest rates in effect on the term loan and revolving credit facility under our new senior credit facility.

Income Before Taxes.  Income before taxes decreased by $5.2 million, or 42.8%, to $6.8 million in fiscal 2003 from $12.0 million in fiscal 2002.  This decrease is primarily due to lower operating income of $5.8 million and higher financing costs of $0.3 million and was offset somewhat by lower interest expense of $0.8 million.

Net Income.  Net income decreased $2.9 million, or 40.8%, to $4.0 million in fiscal 2003 compared to $6.9 million in fiscal 2002, as a result of the items mentioned above.

Fiscal 2002 Compared to Fiscal 2001

Net Sales.  Net sales were $168.3 million in fiscal 2002 compared to $176.4 million in fiscal 2001, a decrease of $8.1 million, or 4.6%.  Net sales related to the RBC Oklahoma acquisition, which was effective August 20, 2001, were $3.7 million in fiscal 2002.  Net sales excluding the RBC Oklahoma acquisition decreased $11.8 million or 6.7% from fiscal 2001, primarily due to softness in the OEM heavy truck market, the industrial aftermarkets and the aerospace market after September 11, 2001.

Cost of Sales.  Our cost of sales decreased by $1.6 million or 1.4% to $114.6 million for fiscal 2002, as compared to $116.2 million in fiscal 2001.  The decrease of our cost of sales is primarily the result of the softness in the higher margin markets, primarily aerospace.

Gross Margin.  Gross margin decreased by approximately 10.6%, or $6.4 million, to $53.8 million for Fiscal 2002 from $60.2 million for fiscal 2001.  Gross margin as a percentage of net sales decreased from 34.1% to 31.9%.  These decreases are primarily the result of product mix and volume related.

Selling, General and Administrative Expenses.  SG&A expenses decreased by approximately 5.2%, or $1.4 million, to $25.6 million in fiscal 2002 from $27.0 million in fiscal 2001 primarily due to cost conservation efforts in compensation and marketing expenditures.

Other Operating Expenses.  Other operating expenses increased by $0.1 million in fiscal 2002 to $0.9 million compared to $0.8 in fiscal 2001.

Operating Income.  Operating income decreased by approximately 16.0%, or $5.2 million, to $27.2 million in fiscal 2002 compared to $32.4 million in fiscal 2001.   This decrease is primarily attributable to the lower gross margin and was partially offset by lower SG&A expenses.

Non-operating Expenses.  Non-operating expenses of $3.6 million in fiscal 2001 represent certain fees and expenses associated with the investment in Holdings by Whitney.  There was no comparable expense in fiscal 2002.

Interest Expense.  Interest expense for fiscal 2002 was $15.2 million as compared to $15.7 million for fiscal 2001.  The decrease in interest expense is primarily due to lower interest rates in effect on the term loan and revolving credit facility.

Income Before Taxes.  Income before taxes decreased by $1.1 million, or 8.4%, to $12.0 million in Fiscal 2002 from $13.1 million in Fiscal 2001.  This decrease is primarily due to lower operating income of $5.2 million which was offset somewhat by lower interest of $0.5 million and lower non-operating expenses of $3.6 million.

Net Income.  Net income for both Fiscal 2002 and Fiscal 2001 reflects a tax provision of $5.2 million.  Net income decreased by $1.0 million, or 13.1%, to $6.9 million in Fiscal 2002 compared to $7.9 million in Fiscal 2001, as a result of the items mentioned above.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was approximately $6.4 million for fiscal 2003, versus $9.1 million in fiscal 2002.  The decrease of $2.7 million is primarily the result lower net income in fiscal 2003.

Cash used in investing activities increased by $1.7 million to $8.2 million in fiscal 2003 from $6.5 million in fiscal 2002.  Acquisition costs increased by $0.7 million from $2.1 million in fiscal 2002 to $2.8 million in fiscal 2003.

Cash used in financing activities of $0.4 million was primarily due to dividends paid to Holdings of $8.2 million, foreign debt restructure/retirement of $3.9 million, net decrease in revolving credit facility outstanding of $20.0 million, new debt of $40.6 million, fees associated with the new senior credit facility of $3.2 million and payments on term loans and capital leases of $5.7 million.

Liquidity

Our business is capital intensive.  Our capital requirements include manufacturing equipment purchases, materials and acquisitions.  We have historically financed, and plan to continue to finance, our capital needs with cash provided from operations and borrowings under our senior credit facility.  We believe that the foregoing sources together with cash on hand will provide adequate funds for our ongoing operations and planned capital expenditures.

In May 2002, we terminated our previous senior credit facility and together with our domestic subsidiaries entered into a $94.0 million senior secured credit facility with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (now known as Central) as lender, GECC Capital Markets Group as lead arranger, and other lenders, consisting of a $40.0 million term loan and a $54.0 million revolving credit facility.  In connection with this new senior credit facility, we together with our domestic subsidiaries granted lenders liens and mortgages on substantially all of our existing and after-acquired personal and real property.  In addition, to secure the loans, we pledged all of our capital stock in our domestic subsidiaries and a portion of our capital stock in our directly owned foreign subsidiaries to the lenders.

The proceeds of the term loan were used to pay off our previous senior credit facility, with Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new senior credit facility and for other corporate purposes.  In addition, we have secured the letters of credit issued in connection with our previous senior credit facility pursuant to the new senior credit facility.  The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.  The revolving credit facility bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%.  We have the right to elect the applicable interest rate on the revolving credit facility.  As of June 19, 2003, letters of credit in a total amount of $20.0 million were issued and $11.5 million has been drawn under the revolving credit facility.

Principal and interest payments under our senior credit facility, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for us.  Holdings is also dependant upon us to make semi-annual interest payments of approximately $2.5 million on Holdings’ discount debentures, which accrue interest at the rate of 13% per annum and mature on June 15, 2009.  The balance outstanding on these debentures as of March 29, 2003 was approximately $37.7 million.  We began making our required quarterly scheduled principal payments under the term loan on September 30, 2002.  The term loan bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%.  We have the right to elect the applicable interest rate on the term loan.  As of June 19, 2003 the blended interest rate on the term loan was 3.66%.

During July 2002, Whitney and Dr. Hartnett, our President and Chief Executive Officer, purchased an aggregate of 240,000 shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings in exchange for gross proceeds of $24.0 million.  Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of our cash on hand to repurchase approximately $30.4 million in principal amount at maturity of the Discount Debentures.  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to the Discount Debentures in December 2002.

On February 5, 2003, we received a waiver from our lenders under our senior credit facility of a default related to certain payments we made in December 2002 as described in “Item 1. Business – History and recent Developments – “Certain Payments; Amendments to Senior Credit Facility.”  On February 5, 2003, we agreed with those lenders to amend our senior credit facility to permit us to advance certain funds to our European subsidiaries for the purpose of discharging all of their existing funded indebtedness and for general working capital purposes.

On June 19, 2003, we further amended and restated our senior credit facility in order, among other things, to establish a structure under which we now may include certain of our foreign assets within our “borrowing base” which sets forth the amounts that we can borrow under the revolving credit facility. In addition, this will simplify the process under which we can fund our foreign operations. As part of this amendment, we have created inter-company loan and asset pledge arrangements, including pledges of certain foreign assets, that are all ultimately assigned to the lenders as further collateral to secure the borrowings under our new senior credit facility.

In connection with the financing of Holdings’ 1997 recapitalization, we issued $110.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007.  The Notes pay interest semi-annually and mature on June 15, 2007 but may be redeemed at our option earlier under certain conditions specified in the indenture pursuant to which the Notes were issued.  The Notes are unsecured and subordinate to all of our existing and future senior indebtedness.  The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of our domestic wholly-owned subsidiaries.

Pursuant to the terms of the indenture for the Discount Debentures, Holdings is required to file in a timely manner with the SEC all annual reports, documents and other periodic reports required pursuant to Sections 13 and 15(d) of the Exchange Act.  As of the date of this Annual Report on Form 10-K, Holdings has failed to so file a copy of its Annual Report on Form 10-K for the fiscal year ended March 29, 2003.  The terms of the indenture provide a cure period for any default following receipt by Holdings of a notice of default.  The Company believes that Holdings will file its Annual Report within the applicable cure period.

Our senior credit facility, the indenture for the Notes and the indenture for the Discount Debentures contain affirmative and negative covenants and other terms customary to such financings, including requirements that we maintain specified financial ratios, including the following:

•                  Consolidated Coverage Ratio – Pursuant to the terms of the indenture for the Notes, we may not incur additional indebtedness if, after giving retroactive effect to such incurrence, our consolidated EBITDA to consolidated interest expense ratio will be less than 2.25 to 1.00 for the prior four fiscal quarters.  Pursuant to the indenture for the Discount Debentures, Holdings and its subsidiaries (including us) may not incur additional indebtedness, if as a result our consolidated coverage ratio will be less than 2.00 to 1.00.

•                  Fixed Charge Coverage Ratio – Pursuant to the terms of our senior credit facility, Holdings’ ratio (on a consolidated basis) of EBITDA less capital expenditures and income taxes to fixed charges, at the end of each fiscal quarter, shall not be less than 1.10 to 1.00.

As of March 29, 2003, our consolidated coverage ratio was 2.29 to 1.00 and Holdings’ fixed charge coverage ratio was 1.15 to 1.00.

We believe that cash flow from operations and borrowings under the revolving loan portion of our senior credit facility will provide adequate cash to fund our working capital, capital expenditure, debt service and other cash requirements for the foreseeable future.  Our ability to meet future working capital, capital expenditure and debt service requirements to provide financial assurance, as requested or required, and to fund capital amounts required for the expansion of our existing business will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.  See “—Risk Factors.” We cannot assure you that our business will generate sufficient cash flow from operations, that we will meet the financial covenants in our debt agreement to permit us to make any payments or investments, that future financings will be available to us in amounts sufficient to enable us to service our debt or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all.  Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under, and compliance with certain other covenants in, our senior credit facility, we may need to raise additional capital.  We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all.

Obligations and Commitments

The following tables outline what we regard as our significant contractual obligations and commercial commitments as of March 29, 2003.  The tables do not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period (in thousands)
Significant Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt(1)	$173,270	$15,946	$12,097	$128,572	$16,655
Capital Lease Obligations	224	149	75	—	—
Operating leases	11,913	2,159	3,093	2,542	4,119
Total significant contractual cash obligations	$185,407	$18,254	$15,265	$131,114	$20,774

(1)                                  Long-term debt obligations include (i) $110.0 million aggregate principal amount of our Notes, (ii) $8.6 million outstanding under the revolving loan portion of our senior credit facility, (iii) $37.1 million outstanding under the term loan portion of our senior credit facility, (iv) $16.7 million aggregate principal amount of our industrial revenue bonds, and (v) other debt of $0.9 million.

•                                          Capital Expenditures

We made capital expenditures of $6.6 million during fiscal 2003 as compared to $5.9 million in fiscal 2002.  We expect to make capital expenditures of approximately $5.0 to $7.0 million during fiscal 2004 in connection with our existing business.  We intend to fund our planned fiscal 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our revolving credit facility.

In addition, we may make substantial additional capital expenditures in acquiring complementary bearing companies.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired target.

From time to time we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our operations would not be impaired by such dispositions, we could incur losses on them.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB,  issued Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a significant effect on our results of operations or financial position.

In August 2001, the  FASB issued SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The adoption of this new standard had no effect on our reported results of operations, financial position and cash flows.

As required, at the beginning of 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization is no longer permitted after March 30, 2002.  The statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment.  Additionally, SFAS No. 141 requires all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

Whereas, SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 required us to continue to amortize goodwill existing at June 30, 2001 through the end of Fiscal 2002, ceasing goodwill amortization on March 31, 2002 (the start of Fiscal 2003).  Annual pretax charges for the amortization of goodwill were approximately $800 in fiscal 2002 and 2001, respectively.  We completed the required transition (as of March 31, 2002) and annual assessments (as of December 31, 2002), both of which indicated no impairment.

Environmental Compliance

We are subject to various federal, state and local environmental laws, ordinances and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of solid wastes, hazardous wastes and hazardous substances and the health and safety of employees.  Agencies responsible for enforcing environmental laws have authority to impose significant civil or criminal penalties for non-compliance.  We believe we are currently in material compliance with all applicable requirements of environmental laws, but there can be no assurance that some future non-compliance will not result in the imposition of significant liabilities.

Additionally, capital expenditures and operating costs associated with our compliance with environmental laws may increase in the future if environmental laws become more stringent, are enforced more rigorously, or if our operations were to change.  For additional details see Item 1.  “Business-Environmental Compliance.”

Risk Factors

The following risk factors, among others, could adversely affect our operations and future performance and cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and subsequently presented (in writing or orally) by us or persons acting on our behalf.  In addition to other information in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating us and our business, operating results or financial condition.

Our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings.

Our ability to remain competitive, sustain our growth and operations, and expand our operations largely depends on our cash flow from operations and our access to capital.  We intend to fund our cash needs through operating cash flow and borrowings under our senior credit facility.  We may require additional equity or debt financing to fund our growth and debt repayment obligations.  In addition, we may need to refinance our Notes, Discount Debentures or other debt to pay the principal amounts due at maturity.  In addition, we may need additional capital to fund future acquisitions.  Our business may not generate sufficient cash flow, we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all.

We depend heavily on our senior management.

Our business is managed by a small number of key executive officers, including Dr. Hartnett.  Our future success will depend on, among other things, our ability to keep the services of these executives and to hire other highly qualified employees at all levels.  We compete with other potential employers for employees, and we may not be successful in hiring and keeping the services of executives and other employees that we need.  Our ability to efficiently develop our products could be adversely affected by a shortage of available skilled employees or executives.

Unexpected equipment failures may increase our costs and reduce our sales due to production curtailments or shutdowns.

Interruptions in production capabilities will inevitably increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures.

We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy.

The acquisition of businesses that complement or expand our operations has been and continues to be an important element of our business strategy.  This strategy calls for growth through acquisitions, internal growth and market generation.  We cannot assure you that we will be successful in identifying attractive acquisition candidates or completing acquisitions on favorable terms in the future.  In addition, we may borrow funds to acquire other businesses, increasing our interest expense and debt levels.  Our inability to acquire businesses, or to operate them profitably once acquired, could have a material adverse effect on our business, financial position, and cash flows.

The costs and difficulties of integrating acquired business could impede our future growth.

We cannot assure you that any future acquisition will enhance our financial performance.  Our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operating efficiencies and sales goals.  The integration of any acquired businesses might cause us to incur unforeseen costs, which would lower our profit margin and future earnings and would prevent us from realizing the expected benefits of these acquisitions.

The loss of a major customer could have a material adverse effect on our business and operations.

Our top ten customers generated 40% of our net sales during Fiscal 2003.  Accordingly, the loss of one of or more of those customers or a substantial decrease in such customers’ purchases from us could have a material adverse effect on our financial condition and results of operations.

A significant portion of our sales are directly or indirectly to the United States government, related military or other government projects.  Compliance with various government regulations may be required as discussed elsewhere in this Annual Report on Form 10-K.  Violations of such regulations could result in termination of our contracts, which may have material adverse effects on our operations.  In addition, the consolidation and combination of defense manufacturers may eliminate customers from the industry and/or put downward pricing pressures on sales of component parts sold by us could have a material adverse effect on our business.

The bearing industry is highly competitive and this competition could reduce our profitability or limit our ability to grow.

The global bearing industry is highly competitive and we compete with many U.S. and non-U.S. companies, such as Kaydon Corporation, New Hampshire Ball Bearings and McGill Manufacturing Company, some of whom benefit from lower labor costs and regulatory burdens.  We face competition from these companies in the markets we currently serve.  We compete primarily based on price, quality, timeliness of delivery and design and the ability to provide support and service.  The bearing industry is also capital intensive, and profitability is dependent on such factors as labor compensation, productivity and inventory management, which are subject to risks that we may not be able to control.  In addition, certain competitors are larger than us and may have greater resources.  These larger competitors may be better able to manage these costs or may have greater financial resources than us and, therefore, can more easily afford to make these expenditures.  Due to the competitiveness in the bearing industry we may not be able to increase prices for our products to cover increases in our costs and, in many cases, we may face pressure to reduce prices, which could adversely affect our profitability.

The demand for our products is cyclical, which could adversely impact our revenues.

The aerospace, heavy equipment and other industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production.  Margins in those industries are highly sensitive to demand cycles.  As a result, the demand for our products by these customers depends, in part, on general economic conditions and business confidence levels.  Downward economic cycles have affected our customers and reduced sales of our products resulting in reductions to our revenues and net earnings.  Although we believe that by concentrating on products with a strong aftermarket demand we have reduced our exposure to such business downturns, any future material weakness in demand in any of these industries could have a material adverse effect on our financial condition and results of operations.

We will require a significant amount of cash to service our debt.  Our ability to generate cash depends on many factors, some of which are beyond our control.

Our ability to make payments on our debt will depend on our ability to generate cash from operations, which depends on many factors, including those described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.  Our ability to generate adequate cash is also subject to general economic, financial, competitive, legislative and regulatory factors that may be beyond our control.  Also, if we consummate acquisitions in the future, our needs for cash will increase.

Covenant restrictions in our senior credit facility, the Notes indenture and the Discount Debenture indenture may limit our ability to operate our business.

Our senior credit facility, the Notes indenture and the Holdings’ Discount Debenture indenture governing Holdings’ Discount Debentures contain covenants that restrict our ability to operate our business.  The Notes indenture and the discount indenture restrict our ability to, among other things, incur or guarantee additional debt, sell assets, create liens or other encumbrances, make certain payments in respect of our equity securities, engage in transactions with affiliates and enter into a merger or consolidation.  Our senior credit facility contains similar restrictions and also requires us to comply with certain financial covenants and ratios, including a minimum interest coverage ratio and a fixed charge coverage ratio.  These restrictions, covenants and ratios may limit our ability to operate our business, finance future operations, respond to changing business and economic conditions, secure additional financing, if needed, and take advantage of potential business opportunities as they arise.

Our failure to comply with the covenants contained in our senior credit facility, the notes indenture,  including due to events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition.

If a default under the Notes indenture or our senior credit facility should occur, all amounts borrowed could be declared immediately due and payable.  Furthermore, this could result in all amounts borrowed under other instruments, including the Notes indenture or our senior credit facility, being declared immediately due and payable.  In such event, we may not be able to pay the accelerated amounts or borrow funds sufficient to make any such payments.  Even if additional financing could be obtained, it may not be on terms that are favorable or acceptable to us.  Further, if we are unable to repay, refinance or restructure our debt under our senior credit facility, the lenders under our senior credit facility could proceed against the collateral securing that indebtedness.  In such event, any proceeds received upon a realization of the collateral would be applied first to amounts due under our senior credit facility before any proceeds would be available to make payments on our Notes.

The interests of certain controlling stockholders could conflict with those of other holders of our securities.

Dr. Michael J. Hartnett, Chairman of our Board of Directors, President and Chief Executive Officer, controls a majority vote of the outstanding capital stock of Holdings, our parent and sole stockholder.  As a result, Dr. Hartnett effectively controls the outcome of most matters submitted to a vote of our and Holdings’ stockholders.  Dr. Hartnett’s interests may not be aligned with those of our other Stockholders and transactions may be pursued that could enhance Dr. Hartnett’s equity investments while involving risks to our other stockholders’ interests.  In addition, pursuant to the Amended and Restated Stockholders Agreement among Dr. Hartnett, his affiliates, Whitney, and its affiliates, Dr. Hartnett has the right to designate four out of seven members of our Board.  In addition, pursuant to the Amended and Restated Stockholders Agreement, certain transactions require Whitney’s prior consent and Whitney has the right to designate two out of seven members of our Board.  For more detailed information, see Item 13. “Certain Relationships and Related Transactions.”

If Holdings were to default in its obligations under the Discount Debentures, it likely could cause uncertainty in our business and could likely result in a change in control.

Holdings relies on us for the capital necessary to make its payments under the Discount Debentures.  Under the indenture for our Notes and our credit facility, we are restricted from making certain payments to Holdings unless we meet certain financial ratios. Accordingly, if we are unable to make any required payment to Holdings, Holdings could default in its obligations related to the Discount Debentures, which could have adverse consequences to us.  Holdings pledged shares of our common stock as collateral to the holders of the Discount Debentures.  If Holdings were to default in its obligations under the Discount Debentures and it were unable to repurchase such Discount

Debentures, the holders of the Discount Debentures could be entitled to cause a change in control of our ownership.  Further, under the indenture for our Notes, if a change in control of our ownership were to occur, the holders of our notes would be entitled to require us to offer to repurchase the Notes.  If this were to occur, there is no assurance that we would have the capital resources available to repurchase all outstanding Notes.

Item 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We ordinarily do not hold market risk sensitive instruments for trading purposes.  However, in the normal course of business, we are exposed to market risk, including changes in interest rates and certain commodity prices.  We use hedge agreements to manage a portion of our risks related to interest rates.  While we are exposed to credit risk in the event of non-performance by counterparties to our hedge agreements, in all cases such counterparties are highly rated financial institutions and we do not anticipate non-performance.  We do not hold or issue derivative financial instruments for trading purposes.  We monitor our hedge positions by regularly evaluating the positions at market and by performing sensitivity analyses.

Our Swiss operations utilize the Swiss franc as its functional currency.  Our French operations utilize the Euro as the functional currency.  Foreign currency transaction gains and losses are included in earnings.  Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another within the group, and to foreign currency denominated trade receivables.  Currency transaction and translation exposures are not hedged as we do not use any derivative financial instruments.  Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries’ balance sheets to U.S. dollars.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Roller Bearing Company of America, Inc.

Index to Consolidated Financial Statements

Consolidated Financial Statements as of March 29, 2003 and March 30, 2002 and for each of the three fiscal years in the period ended March 29, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder
of Roller Bearing Company of America, Inc.:

We have audited the accompanying consolidated balance sheets of Roller Bearing Company of America, Inc., (a Delaware corporation and a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) and subsidiaries as of March 29, 2003 and March 30, 2002, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income and cash flows for each of the two years in the period ended March 29, 2003. Our audit also included the information as of March 29, 2003 and March 30, 2002, and for the years then ended, included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roller Bearing Company of America, Inc. and subsidiaries at March 29, 2003 and March 30, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 29, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, in fiscal 2003 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
June 27, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP (“Andersen”) in connection with the Company’s filing on Form 10-K for the fiscal year ended March 31, 2002. This audit report has not been reissued by Andersen nor has Andersen provided a consent to the inclusion of its report in this annual report on Form 10-K. The consolidated balance sheet as of March 31, 2001 and the consolidated statements of income, shareholders’ equity and cash flows for the fiscal year ended March 31, 2000 have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder
of Roller Bearing Company of America, Inc.:

We have audited the accompanying consolidated balance sheet of Roller Bearing Company of America, Inc. (a Delaware corporation and a wholly owned subsidiary of Roller Bearing Holding Company, Inc.) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income and cash flows for each of the two years in the period ended March 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
June 21, 2001

Roller Bearing Company of America, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	March 29, 2003	March 30, 2002
ASSETS

Current assets:
Cash	$3,552	$7,178
Accounts receivable, net of allowance for doubtful accounts of $744 at March 29, 2003 and $621 at March 30, 2002	39,691	38,415
Inventories	86,188	76,605
Prepaid expenses and other current assets	5,434	5,127

Total current assets	134,865	127,325

Property, plant and equipment, net	57,772	59,536
Restricted marketable securities	113	1,255
Goodwill, net of accumulated amortization of $6,624 at March 30, 2002	25,150	25,150
Intangible assets, net of accumulated amortization of $105 at March 29, 2003 and $0 at March 30, 2002	2,090	253
Deferred financing costs, net of accumulated amortization of $5,900 at March 29, 2003 and $4,776 at March 30, 2002	5,515	3,413
Other assets	1,770	1,342

Total assets	$227,275	$218,274

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$13,927	$13,880
Accrued expenses and other current liabilities	12,817	12,312
Current portion of long-term debt	15,946	31,594
Obligations under capital leases, current portion	149	533

Total current liabilities	42,839	58,319

Long-term debt	157,324	130,135

Capital lease obligations, less current portion	75	148

Other noncurrent liabilities	23,630	18,153

Total liabilities	223,868	206,755

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock - $.01 par value; 1,000 shares authorized; 103 shares issued and outstanding at March 29, 2003 and 100 shares issued and outstanding at March 30, 2002	—	—
Additional paid in capital	12,736	9,708
Accumulated other comprehensive income (loss)	(5,829)	(1,766)
Retained earnings (deficit)	(3,500)	3,577
Total stockholder’s equity	3,407	11,519

Total liabilities and stockholder’s equity	$227,275	$218,274

See notes to consolidated financial statements.

Roller Bearing Company of America, Inc.
Consolidated Statements of Operations
(dollars in thousands)

	Fiscal Year Ended
	March 29,	March 30,	March 31,
	2003	2002	2001

Net sales	$172,860	$168,331	$176,435

Cost of sales	124,086	114,575	116,245

Gross margin	48,774	53,756	60,190

Operating expenses:
Selling, general and administrative	25,823	25,606	27,011
Other expense, net of other income	1,529	937	776
	27,352	26,543	27,787

Operating income	21,422	27,213	32,403

Financing costs	287	—	3,600
Interest expense, net	14,363	15,183	15,660
Minority interest	11	17	16

Income before taxes	6,761	12,013	13,127

Income tax expense	2,603	5,150	5,233

Net income	$4,158	$6,863	$7,894

See notes to consolidated financial statements.

Roller Bearing Company of America, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Net income	$4,158	$6,863	$7,894
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,714	8,304	7,840
Deferred income taxes	1,904	747	1,155
Minimum pension liability adjustment	(2,608)	(1,628)	(226)
Tax benefit on exercise of stock options/warrants	—	—	3,108
Amortization of goodwill and intangibles	105	801	801
Amortization of deferred financing costs	1,125	1,028	1,039
Loss from disposition of assets	858	22	—
Changes in working capital, net of acquisitions:
(Increase) decrease in accounts receivable	1,032	(1,566)	(5,475)
(Increase) decrease in inventories	(8,713)	(8,586)	(9,541)
(Increase) decrease in prepaid expenses & other current assets	(441)	(1,131)	(2,714)
(Increase) decrease in other non-current assets	(649)	(145)	(9)
Increase (decrease) in accounts payable	(1,009)	(548)	4,015
Increase (decrease) in accrued expenses & other current liabilities	(1,352)	(1,674)	165
Increase (decrease) in other non-current liabilities	3,235	6,605	664

Net cash provided by operating activities	6,359	9,092	8,716

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(2,822)	(2,128)	—
Purchase of property, plant & equipment, net	(6,522)	(5,941)	(6,619)
Proceeds from sale of land	—	627	—
Sale (purchase) of restricted marketable securities, net	1,143	940	460

Net cash used in investing activities	(8,201)	(6,502)	(6,159)

Cash flows from financing activities:

Net increase (decrease) in revolving credit facility	(20,018)	9,000	9,000
Proceeds from bank term loan	40,664	—	—
Retirement of Industrial Revenue Bond	—	(1,845)	—
Proceeds from Industrial Revenue Bond trust account	—	1,845	—
Payments of term loans	(5,328)	(7,139)	(4,885)
Restructure of foreign debt	7,127	—	—
Principal payments on capital lease obligations	(457)	(773)	(906)
Finance fees paid in connection with credit facility	(3,226)	—	—
Proceeds from issuance of common stock	3,028	—	—
Dividends paid to parent company	(11,235)	—	(3,571)
Retirement of foreign debt	(10,974)	—	—

Net cash (used in) provided by financing activities	(419)	1,088	(362)

Cash and Cash Equivalents:
Effect of exchange rate changes	(1,365)	374	(120)

Increase (decrease) during the year	(3,626)	4,052	2,075
Cash, at beginning of year	7,178	3,126	1,051
Cash, at end of year	$3,552	$7,178	$3,126

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,239	$14,127	$14,454
Income taxes	$671	$255	$1,131

See notes to consolidated financial statements.

Roller Bearing Company of America, Inc.

Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income

(dollars in thousands)

	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated (Deficit)	Total Stockholder’s Equity/(Deficit)	Comprehensive Income/(Loss)
Balance at April 1, 2000	6,600	(150)	(7,609)	(1,159)

Net income	—	—	7,894	7,894	7,894
Currency translation adjustment	—	162	—	162	162
Tax benefit of warrant redemption	3,108	—	—	3,108	—
Minimum pension liability	—	(226)	—	(226)	(226)
Dividend paid to parent	—	—	(3,571)	(3,571)	—
Comprehensive income					7,830

Balance at March 31, 2001	9,708	(214)	(3,286)	6,208

Net income	—	—	6,863	6,863	6,863
Currency translation adjustment	—	76	—	76	76
Minimum pension liability	—	(1,628)	—	(1,628)	(1,628)
Comprehensive income					$5,311

Balance at March 30, 2002	$9,708	$(1,766)	$3,577	$11,519

Net income	—	—	4,158	4,158	4,158
Currency translation adjustment	—	(1,455)	—	(1,455)	(1,455)
Additional paid in capital	3,028	3,028
Minimum pension liability	—	(2,608)	—	(2,608)	(2,608)
Dividend paid to parent	—	—	(11,235)	(11,235)
Comprehensive income					$95

Balance at March 29, 2003	$12,736	$(5,829)	$(3,500)	$3,407

See notes to consolidated financial statements.

Roller Bearing Company of America, Inc.
Notes to Consolidated Financial Statements
(all currencies in thousands)

1.              Organization and Business

Roller Bearing Company of America, Inc., (“RBC” or the “Company”), a Delaware corporation, is a wholly owned subsidiary of Roller Bearing Holding Company, Inc. (“Holdings”). On March 31, 1992, Holdings acquired all of the outstanding shares of RBC pursuant to an Agreement and Plan of Reorganization.  The acquisition was accounted for under the purchase method of accounting.  The excess of the purchase price ($20,100) over the fair market value of the tangible net assets acquired by Holdings has been pushed down and recorded as goodwill by the Company.

The Company operates in one business segment in which it manufactures roller bearing components and assembled parts and designs and manufactures high-precision roller and ball bearings.  The Company sells to a wide variety of Original Equipment Manufacturers (“OEMs”) and distributors who are primarily domestic but widely dispersed geographically.

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

Stockholders of Holdings owning approximately 7% of the outstanding voting shares prior to the effective date of the Recapitalization, owned approximately 71% of the outstanding voting shares immediately following the Recapitalization.  The new group of investors referred to above owned the remaining 29% of the voting shares at such time and thus were not controlling stockholders of either Holdings or the Company.  As a result, the transaction did not result in the establishment of new bases in Holdings’ or the Company’s assets and liabilities.  Funds disbursed by Holdings and the Company were charged against their capital accounts to the extent permitted by law.

During fiscal 2001, Whitney Acquisition II, Corp. (“Whitney”), an affiliate of the private equity firm Whitney & Co., purchased 23,682.65 shares of Holdings Class A common Stock (the “Whitney Shares”) at a price of $3,018.33 per share.  The Whitney Shares were acquired from various stockholders of Holdings, but none were purchased from Holdings itself.  As Whitney wished to acquire only issued and outstanding shares, many stockholders exercised options and warrants and sold the underlying shares to Whitney upon exercise.  The Whitney Shares represented, in the aggregate, 65.25% of the outstanding capital stock of Holdings on a fully diluted basis on March 29, 2003.

During July 2002, Whitney made an additional investment in Holdings which is further discussed in Note 15.

2.              Acquisitions by Wholly Owned Subsidiaries

In a transaction effective as of August 20, 2001, the Company, through its wholly owned subsidiary, RBC Oklahoma, Inc. (“RBC Oklahoma”), purchased certain assets used in the design, development, manufacture, assembly and sale of tapered thrust bearings, universal joints, synchronizing rings and GTRAG bearings, previously owned by Driveline Technologies, Inc., from Prime Financial Corporation and Congress Financial Corporation (Southwest), for an aggregate purchase price of $2,400.

In a transaction effective in December 2002, the Company, through its indirect wholly-owned subsidiary, Schaublin, SA, purchased all of the outstanding capital stock of myonic SAS (“Myonic”).  The capital stock of Myonic was purchased from myonic AG, a Swiss corporation.  Myonic is engaged in the sale of bearings manufactured by Schaublin S.A. and third parties.  The total cash consideration paid for the purchased assets by the Company was $2,822, of which $1,722 was allocated to intangibles.  The corporate name of Myonic has since been changed to RBC France SAS.

The results of operations subsequent to the effective dates of acquisition are included in the results of operations of the Company.  Pro forma consolidated results of operations of the Company, based upon pre-acquisition unaudited historical information for the years ended March 29, 2003, March 30, 2002, and March 31, 2001 and includes pro forma adjustments, as if the acquisitions took place on  March 31, 2002, April 1, 2001, and April 2, 2000 are as follows :

	Fiscal Year Ended
(Unaudited)	March 29, 2003	March 30, 2002	March 31, 2001
Net Sales	$178,396	$174,763	$182,820
Net Income	$5,003	$7,223	$8,312

3.  Summary of Significant Accounting Policies

General

The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), Bremen Bearings, Inc. (“Bremen”), Miller, Tyson, Schaublin, RBC de Mexico (“Mexico”), and RBC Oklahoma, Inc. (“RBC Oklahoma”) as well as its Transport Dynamics (“TDC”), Heim (“Heim”) and Engineered Components (“ECD”) divisions.  All material intercompany balances and transactions have been eliminated in consolidation.

The Company has a fiscal year consisting of 52 or 53 weeks, ending on the Saturday closest to March 31.  Based on this policy, fiscal years 2003, 2002 and 2001 contained 52 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

	March 29, 2003	March 30, 2002
Raw material	$2,707	$3,185
Work in process	17,745	18,576
Finished goods	65,736	54,844
Total inventories	$86,188	$76,605

The Company accounts for inventory under a full absorption method and capitalizes variances above its product cost standards over an estimated production period to arrive at actual cost.  Actual costs are evaluated and do not exceed the lower of cost or market.  Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead. The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced.

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

Property, plant and equipment are summarized as follows:

	March 29, 2003	March 30, 2002
Land	$6,983	$6,983
Buildings	14,081	13,257
Machinery & equipment	99,670	94,667
Total property, plant & equipment	120,734	114,907
Less: accumulated depreciation	(62,962)	(55,371)
Property, plant and equipment, net	$57,772	$59,536

Revenue Recognition and Concentration of Credit Risk

Revenue is recognized upon the passage of title on the sales of manufactured goods and percentage of completion in certain aerospace long-term contracts at ITB.  The Company sells to a large number of OEMs and distributors who service the aftermarket.  The Company’s credit risk associated with accounts receivable is minimized due to its customer base and wide geographic dispersion.  The Company performs ongoing credit evaluations of its customers’ financial condition, and calculates its allowance for doubtful accounts accordingly and generally does not require collateral or charge interest on outstanding amounts.

Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) at the beginning of fiscal 2002. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment annually Goodwill had been amortized by the straight-line method over a 40-year period, through March 30, 2002.  Effective with fiscal 2003, goodwill amortization was suspended in conjunction with the adoption of SFAS No. 142.

Intangible assets are being amortized over their useful lives of five to ten years.  Also included in intangible assets is an asset relating to the Company’s minimum pension liability, as further described in Note 8. “Pension Plans.”

Deferred Financing Costs

Deferred financing costs and related expenses are amortized by the effective interest method over the lives of the related credit agreements (5 to 23 years).

Income Taxes

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis pursuant to a tax sharing agreement.  Included in other noncurrent liabilities is $13,852 and $11,951, respectively at fiscal 2003 and 2002 due to Holdings for income taxes.

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

Other Noncurrent Liabilities

Other noncurrent liabilities consist of the amount due Holdings, as part of a tax-sharing agreement, for income tax liabilities, the minimum pension liability, and other post-employment benefit liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates are used for, but not limited to, the accounting for allowance for doubtful accounts, contractual allowance, valuation of inventories, accrued expenses, depreciation and amortization.

Impairment of Long-Lived Assets

The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.  The amount of asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a significant effect on the Company’s results of operations or its financial position.

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  The adoption of this new standard had no effect on our reported results of operations, financial position and cash flows.

As required, at the beginning of 2002, the Company adopted  SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, thus eliminating the use of the pooling-of-interests accounting for business combinations.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach, whereby goodwill amortization is no longer permitted after March 30, 2002.  The statement requires an annual assessment of goodwill for impairment and more frequent assessments if circumstances indicate a possible impairment.  Additionally, SFAS No. 141 requires all acquired intangible assets be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  Whereas, SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, SFAS No. 142 required us to continue to amortize goodwill existing at June 30, 2001 through the end of Fiscal 2002, ceasing goodwill amortization on March 31, 2002 (the start of Fiscal 2003).  Annual pretax charges for the amortization of goodwill were $801 in fiscal 2002 and 2001.  We completed the required transition (as of March 31, 2002) and annual assessments (as of December 31, 2002), both of which indicated no impairment.

Foreign Currency Translation and Transactions

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars using the exchange rate in effect at the balance sheet date.  Results of operations are translated using the average exchange rate prevailing throughout the period.  The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in Accumulated Other Comprehensive Income (Loss)  of stockholder’s equity, while gains and losses resulting from foreign currency transactions are included in net income.  Net foreign currency translation losses (gains) included in stockholder’s equity for fiscal years 2003, 2002 and 2001 were $1,455, $(76) and $(162), respectively.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaids and other current assets and accounts payable and accruals approximate their fair value.

The carrying amounts of the Company’s Senior Subordinated notes payable and Industrial Development Revenue Bonds approximate fair value and are estimated based on the quoted market price of similar debt instruments.  The carrying amounts of the Company’s borrowing under its Revolving Credit Facility approximate fair value, as these obligations have interest rates which vary in conjunction with current market conditions.

Accumulated Other Comprehensive Income (Loss)

SFAS No.130, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income and its components. The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan additional minimum liability, all of which are presented in the consolidated statements of changes in shareholders’ equity. At March 29, 2003, the accumulated other comprehensive loss account consists of foreign currency translation adjustments $1,367 and pension plan minimum additional liability $4,462.

Stock Compensation

Management participates in Holdings’ stock option compensation plan. The Company accounts for these options and warrants using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized since all grants were issued at the fair market value of Holding’s common stock at the date of the grant.  Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
Net Income	March 29, 2003	March 30, 2002	March 31, 2001
As Reported	$4,158	$6,863	$7,894
Pro Forma	$3,820	$6,863	$7,858

The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes warrant pricing model with the following weighted-average assumptions: risk free interest rate used was 3.5% for fiscal 2003 and 5.7% for fiscal 2001; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .1% and a weighted-average expected life of the warrants of three years.  There were no issuances during fiscal 2002  that qualified for measurement as compensatory options or warrants.

The Black-Scholes warrant pricing model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable.  In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Holdings warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value, estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

Reclassifications

Certain amounts in the prior years’ consolidated financials statements have been reclassified to conform with the current year presentation.

4.  Restricted Marketable Securities

Restricted marketable securities, which are classified as available for sale, consist of short-term investments of $113 and $1,255 at March 29, 2003 and March 30, 2002, respectively, which were purchased with proceeds from industrial development revenue bonds issued by the Company during fiscal 2000, 1999 and 1995.  The use of these investments is restricted primarily for capital expenditure requirements in accordance with the applicable loan agreement and, accordingly, are classified as long-term.  These investments consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less, and are carried at market value, which approximates cost.  Fixed maturities consist of U.S. Treasury Notes and are stated at amortized cost, which approximates market value.

5. Goodwill and Other Intangible Assets

On March 31, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually.  Transitional impairment tests of goodwill made by the Company during the quarter ended June 29, 2002 and annual impairment tests made during the quarter ended March 29, 2003, did not require adjustment to the carrying value of its goodwill.  Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of acquired distribution agreements and customer lists, are amortized over their useful lives.  Also included in intangible assets is an asset relating to the Company’s minimum pension liability, as further described in Note 8. “Pension Plans.”

As of March 29, 2003 the Company’s definite lived intangible assets of   $1,617, net of accumulated amortization of  $105   are being amortized over their useful lives of five years.

Amortization expense for definite lived intangible assets during the fiscal years ended 2003, 2002 and 2001 was $105, $0 and $0, respectively.  Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004	$344
2005	344
2006	345
2007	344
2008	240

Actual results of operations for the year ended March 29, 2003 and the pro forma results of operations for the years ended March 30, 2002 and March 31, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	Fiscal Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Net Income	$4,158	$6,863	$7,894
Add: Goodwill amortization, net of tax	—	481	481
Adjusted net income	$4,158	$6,382	$7,413

6.              Debt

In connection with the financing of the Recapitalization disclosed in Note 1, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the “Notes”). The Notes pay interest semi-annually and mature on June 15, 2007 but may be redeemed at the Company’s option earlier under certain conditions specified in the indenture (the “Indenture”) pursuant to which the Notes were issued.  The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company.  The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the domestic wholly owned subsidiaries of the Company.

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of March 29, 2003 and March 30, 2002 and for each of the fiscal years ended March 29, 2003, March 30, 2002 and March 31, 2001 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

Consolidating Balance Sheets

AS OF 3/29/03:	SUBTOTAL SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash	$(310)	$1,078	$2,784	$3,552
Accounts receivable, net	3,826	5,529	30,336	39,691

Raw material	742	586	1,379	2,707
Work in process	9,659	3,456	4,630	17,745
Finished goods	25,176	10,004	30,556	65,736
Inventories	35,577	14,046	36,565	86,188
Prepaid expense other current assets	866	128	4,440	5,434
Total current assets	39,959	20,781	74,125	134,865

Property, plant and equipment, net	32,081	3,983	21,708	57,772

Restricted marketable securities	38	—	75	113
Goodwill	8,054	—	17,096	25,150
Intangible assets	—	1,617	473	2,090
Deferred financing costs, net	—	—	5,515	5,515
Other assets	—	1,093	677	1,770
Total assets	$80,132	$27,474	$119,669	$227,275

Accounts payable	$5,862	$2,901	$5,164	$13,927
Intercompany payable (receivable)	53,115	12,898	(66,013)	—
Current portion of long-term debt	221	—	15,725	15,946
Obligations under capital leases	51	—	98	149
Accrued expenses and other current liabilities	5,829	3,772	3,216	12,817
Total current liabilities	65,078	19,571	(41,810)	42,839

Long term debt	1,459	365	155,500	157,324
Capital lease obligations, less current portion	—	—	75	75
Other noncurrent liabilities	1,384	546	21,700	23,630
Total liabilities	67,921	20,482	135,465	223,868

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	12,736	12,736
Accumulated other comprehensive income (loss)	—	(1,367)	(4,462)	(5,829)
Total retained earnings	12,211	8,296	(24,007)	(3,500)
Total stockholder’s equity	12,211	6,992	(15,796)	3,407

Total liabilities & stockholder’s equity	$80,132	$27,474	$119,669	$227,275

AS OF 03/30/02:	SUBTOTAL SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash	$(240)	$1,134	$6,284	$7,178
Accounts receivable, net	8,175	3,084	27,156	38,415

Raw material	870	718	1,597	3,185
Work in process	8,884	2,582	7,110	18,576
Finished goods	24,287	4,477	26,080	54,844
Inventories	34,041	7,777	34,787	76,605
Prepaid expense other current assets	343	474	4,310	5,127
Total current assets	42,319	12,469	72,537	127,325

Property, plant and equipment, net	32,622	3,903	23,011	59,536

Restricted marketable securities	38	—	1,217	1,255
Goodwill	8,054	—	17,096	25,150
Intangible assets	—	—	253	253
Deferred financing costs, net	—	—	3,413	3,413
Other assets	(2,128)	180	3,290	1,342
Total assets	$80,905	$16,552	$120,817	$218,274

Accounts payable	$6,113	$1,665	$6,102	$13,880
Intercompany payable (receivables)	52,245	3,989	(56,234)	—
Current portion of long-term debt	203	1,515	29,876	31,594
Obligations under capital leases	151	29	353	533
Accrued expenses and other current liabilities	8,501	1,019	2,792	12,312
Total current liabilities	67,213	8,217	(17,111)	58,319

Long term debt	1,680	2,955	125,500	130,135
Capital lease obligations, less current portion	51	25	72	148
Other noncurrent liabilities	1,158	132	16,863	18,153
Total liabilities	70,102	11,329	125,324	206,755

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	9,708	9,708
Accumulated other comprehensive income (loss)	—	88	(1,854)	(1,766)
Total retained earnings	10,803	5,072	(12,298)	3,577
Total stockholder’s equity	10,803	5,223	(4,507)	11,519

Total liabilities & stockholder’s equity	$80,905	$16,552	$120,817	$218,274

Consolidating Statements of Operations

FISCAL YEAR 2003	SUBTOTAL SUBSIDIARY GUARANTORS	NON- GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	COMPANY TOTAL

Net Sales	$81,634	$20,855	$70,371	$172,860

Total Cost of Sales	65,697	13,117	45,272	124,086

Gross Margin	15,937	7,738	25,099	48,774

Selling, general and administrative	5,543	3,979	16,301	25,823
Other expense, net of other income	920	207	402	1,529

Operating Income	9,474	3,552	8,396	21,422

Financing costs	—	—	287	287
Interest expense, net	3	203	14,157	14,363
Minority interest	—	11	—	11

Income before taxes	9,471	3,338	(6,048)	6,761

Provision for income taxes	3,884	1,369	(2,650)	2,603

Net Income	5,587	1,969	(3,398)	4,158

FISCAL YEAR 2002	SUBTOTAL SUBSIDIARY GUARANTORS	NON- GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	COMPANY TOTAL

Net Sales	$78,490	$16,129	$73,712	$168,331

Total Cost of Sales	61,914	10,758	41,903	114,575

Gross Margin	16,576	5,371	31,809	53,756

Selling, general and administrative	5,527	2,868	17,211	25,606
Other expense, net of other income	211	(31)	757	937

Operating Income	10,838	2,534	13,841	27,213

Interest expense, net	37	348	14,798	15,183
Minority interest	—	17	—	17

Income before taxes	10,801	2,169	(957)	12,013

Provision for income taxes	4,630	889	(369)	5,150

Net Income	$6,171	$1,280	$(588)	$6,863

FISCAL YEAR 2001	SUBTOTAL SUBSIDIARY GUARANTORS	NON- GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	COMPANY TOTAL

Net Sales	$79,940	$16,017	$80,478	$176,435

Total Cost of Sales	57,905	10,715	47,625	116,245

Gross Margin	22,035	5,302	32,853	60,190

Selling, general and administrative	5,712	3,131	18,168	27,011
Other expense, net of other income	225	—	551	776

Operating Income	16,098	2,171	14,134	32,403

Financing costs	—	—	3,600	3,600
Interest expense, net	(16)	500	15,176	15,660
Minority interest	—	16	—	16
Income before taxes	16,114	1,655	(4,642)	13,127

Provision for income taxes	6,423	659	(1,849)	5,233

Net Income	$9,691	$996	$(2,793)	$7,894

Consolidating Statements of Cash Flows

FISCAL YEAR 2003	SUBSIDIARY GUARANTORS	NON- GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	COMPANY TOTAL

Cash flows from operating activities:
Net income	$5,587	$1,969	$(3,398)	$4,158
Loss from sale of land	—	—	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,763	761	4,190	8,714
Deferred Taxes	—	—	1904	1904
Minimum pension liability adjustment	—	—	(2,608)	(2,608)
Amortization of goodwill and intangibles	—	105	—	105
Amortization of deferred financing costs	—	—	1,125	1,125
Loss from disposition of assets	858	—	—	858
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	4,293	(8,368)	(4,047)	(8,122)
(Increase) decrease in non-current assets	(2,128)	(2,635)	4,114	(649)
Increase (decrease) in current liabilities	(9,335)	14,063	(7,089)	(2,361)
Increase (decrease) in non-current liabilities	226	414	2,595	3,235

Net cash provided by operating activities	3,264	6,309	(3,214)	6,359

Cash flows from investing activities:
Acquisition of subsidiaries	—	—	(2,822)	(2,822)
Purchase of property, plant & equipment, net	(2,980)	(841)	(2,701)	(6,522)
Proceeds from sale of land	—	—	—	—
Sale (purchase) of restricted marketable securities, net	—	—	1,143	1,143

Net cash used in investing activities	(2,980)	(841)	(4,380)	(8,201)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	—	—	(20,018)	(20,018)
Payments of term loans	(203)	(922)	(4,203)	(5,328)
Restructure of foreign debt	—	7,127	—	7,127
Dividend paid to parent	—	—	(11,235)	(11,235)
Finance fees paid in connection with credit facility	—	—	(3,226)	(3,226)
Proceeds from issuance of common stock	—	—	3,028	3,028
Proceeds from bank term loan	—	664	40,000	40,664
Retirement of foreign debt	—	(10,974)	—	(10,974)
Principal payments on capital lease obligations	(151)	(54)	(252)	(457)

Net cash provided by financing activities	(354)	(4,159)	4,094	(419)

Cash and Cash Equivalents:
Effect of exchange rate changes	—	(1,365)	—	(1,365)

Increase (decrease) during the year	(70)	(56)	(3,500)	(3,626)

Cash, at beginning of year	(240)	1,134	6,284	7,178
Cash, at end of year	$(310)	$1,078	$2,784	$3,552

FISCAL YEAR 2002	SUBSIDIARY GUARANTORS	NON- GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	COMPANY TOTAL

Cash flows from operating activities:
Net income	$6,171	$1,280	$(588)	$6,863
Loss from sale of land	22	—		22
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,773	533	2,998	8,304
Deferred Taxes	—	—	747	747
Minimum pension liability adjustment	—	—	(1,628)	(1,628)
Amortization of excess of cost over net assets acquired	224	—	577	801
Amortization of deferred financing costs	—	—	1,028	1,028
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(4,221)	(2,663)	(4,399)	(11,283)
(Increase) decrease in non-current assets	(482)	2,018	(1,681)	(145)
Increase (decrease) in current liabilities	(3,101)	(149)	1,028	(2,222)
Increase (decrease) in non-current liabilities	138	—	6,467	6,605

Net cash provided by operating activities	3,524	1,019	4,549	9,092

Cash flows from investing activities:
Acquisition of subsidiaries	—	—	(2,128)	(2,128)
Purchase of property, plant & equipment, net	(4,128)	(756)	(1,057)	(5,941)
Proceeds from sale of land	627	—	—	627
Sale of restricted marketable securities, net	661	—	279	940

Net cash used in investing activities	(2,840)	(756)	(2,906)	(6,502)

Cash flows from financing activities:
Net increase in revolving credit facility	—	—	9,000	9,000
Retirement of Industrial Revenue Bond	(1,845)	—	—	(1,845)
Proceeds of Industrial Revenue Bond trust account	1,845	—	—	1,845
Payments on bank term loan	(147)	(1,446)	(5,546)	(7,139)
Principal payments on capital lease obligations	(273)	—	(500)	(773)

Net cash provided by financing activities	(420)	(1,446)	2,954	1,088

Cash and Cash Equivalents:
Effect of exchange rate changes	—	—	374	374

Increase (decrease) during the year	264	(1,183)	4,971	4,052

Cash, at beginning of year	(504)	2,317	1,313	3,126
Cash, at end of year	$(240)	$1,134	$6,284	$7,178

FISCAL YEAR 2001	SUBSIDIARY GUARANTORS	NON- GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	COMPANY TOTAL

Cash flows from operating activities:
Net income	$9,826	$995	$(2,927)	$7,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,540	481	3,819	7,840
Deferred Taxes	—	—	1,155	1,155
Minimum pension liability adjustment	—	—	(226)	(226)
Tax benefit on exercise of stock options	—	—	3,108	3,108
Amortization of excess of cost over net assets acquired	224	—	577	801
Amortization of deferred financing costs	—	—	1,039	1,039
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(9,579)	1,856	(10,007)	(17,730)
(Increase) decrease in non-current assets	—	—	(9)	(9)
Increase (decrease) in current liabilities	(1,952)	(994)	7,126	4,180
Increase (decrease) in non-current liabilities	286	(114)	492	664

Net cash provided by operating activities	2,345	2,224	4,127	8,716

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(2,704)	(152)	(3,763)	(6,619)
Sale of restricted marketable securities, net	460	—	—	460

Net cash used in investing activities	(2,244)	(152)	(3,763)	(6,159)

Cash flows from financing activities:
Net increase in revolving credit facility	—	—	9,000	9,000
Payments on bank term loan	(348)	(287)	(4,250)	(4,885)
Principal payments on capital lease obligations	(254)	—	(652)	(906)
Dividend paid to parent company	—	—	(3,571)	(3,571)

Net cash provided by financing activities	(602)	(287)	527	(362)

Cash and Cash Equivalents:
Effect of exchange rate changes	—	—	(120)	(120)

Increase (decrease) during the year	(501)	1,785	791	2,075

Cash, at beginning of year	(3)	532	522	1,051
Cash, at end of year	$(504)	$2,317	$1,313	$3,126

The Company and its domestic subsidiaries entered into a $94 million senior Secured Credit Facility, dated May 30, 2002, expiring May 30, 2007, with General Electric Capital Corporation as agent and lender, Congress Financial Corporation (Western) as lender, GECC Capital Markets Group as lead arranger and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the “Term Loans”) and a $54 million Revolving Credit Facility.  In connection with this credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property.  In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of its capital stock in its directly owned foreign subsidiaries.  The Company incurred approximately $3,000 of fees primarily related to costs associated with the issuance of the Senior Credit Facilities.  These costs have been capitalized as deferred financing costs and are being amortized over the term of the Term Loans.

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

In connection with the purchase of Schaublin, the Company entered into a bank credit facility (the “Swiss Credit Facility”) with Credit Suisse providing for 10,000 Swiss Francs, or approximately $5,734 of term loans (the “Swiss Term Loans”) and up to 1,000 Swiss Francs, or approximately $573, of revolving credit loans and letters of credit (the “Swiss Revolving Credit Facility”).  The balance of this debt was repaid in full during fiscal 2003.

In connection with the purchase of Tyson, the Company entered into a loan with the former owner of Tyson for the purchase of certain leasehold improvements, which are included in the property, plant and equipment assets.  This loan bears interest at 9.0% and is paid monthly.  The term of the loan is for 75 months, and ends in June 2005.

At March 29, 2003, $18,989 of the Revolving Credit Facility was being utilized to provide letters of credit to secure the Company’s obligations relating to certain Industrial Development Revenue Bonds ($16,905), described below, a letter of credit securing a captive insurance policy primarily in relation to workers compensation ($1,994) and trade import letters of credit ($90). A letter of credit fee of 2.25% per annum payable quarterly in arrears is required on the outstanding amount of the letter of credit.  As of March 30, 2003 the Company had the ability to borrow up to an additional $7,790 under the Revolving Credit Facility. Borrowings outstanding under this facility as of March 29, 2003 were $8,582.  A commitment fee of 0.5% or 0.75% per annum payable quarterly in arrears is required on the unused portion of the Revolving Credit Facility, which is calculated on the percentage of the revolver that is utilized. The weighted-average interest rate for borrowings outstanding on this facility as of March 29, 2003 was 4.25%.

The Senior Credit Facility is secured by substantially all of the Company’s assets.  Under the terms of the Senior Credit Facility, the Company is required to comply with various operational and financial covenants, including minimum EBITDA, minimum fixed charge coverage, total interest coverage and maximum leverage ratio as defined in the credit agreements.

In addition, the Senior Credit Facility places limitations on the Company’s capital expenditures in any fiscal year, restricts its ability to pay dividends, requires the Company to obtain the lenders’ consent to certain acquisitions and contains mandatory prepayment provisions which include prepayments from the sale of the Company’s stock and 50% of excess cash flow, as defined. The Company incurred approximately $7,605 of fees primarily related to costs associated with the issuance of the Notes as well as the Senior Credit Facility.  These costs have been capitalized as deferred financing costs and are being amortized over the terms of the Notes and Term Loans.

Proceeds from these borrowings were used to repay certain existing indebtedness as well as to pay a dividend to Holdings in order to consummate the Recapitalization described in Note 1.

Jobs Economic Development Authority (“SC JEDA”) which provides for borrowings up to $10,700 under two industrial development revenue bonds and during fiscal 1999 the Company entered into an additional loan agreement with the SC JEDA which provides for borrowings up to $3,000 under an industrial development revenue bond (the “Bonds” or “IRBs”).  Additionally, during fiscal 2000, the Company entered into a loan agreement with the California Infrastructure and Economic Development Bank which provides for borrowings up to $4,800 under an industrial development revenue bond.  The proceeds from the Bonds are restricted for working capital requirements and capital expenditure purposes.  On March 1, 2002, the Company retired the unused portion of the fiscal 1999 SC JEDA of $1,845, thereby reducing the debt and the restricted marketable securities balances by this amount.  As of March 29, 2003, $18,153 of the proceeds have been expended, and the remaining $113 (including accumulated interest of $1,611) is invested by the trustee in marketable securities.   The Series 1994 A and B and the Series 1999 SC JEDA Bonds are secured by an irrevocable direct-pay letter of credit issued by one of the Company’s lenders.  The letter of credit is equal to the aggregate principal amounts of the bonds plus not less than forty-five days’ interest thereon, calculated at 12% per annum ($12,026).  The Series 1999 California Infrastructure and Economic Development Bank bond is likewise secured by an irrevocable direct-pay letter of credit issued by one of the Company’s lenders.  The Company’s obligation to its lenders is secured pursuant to the provisions of the Revolving Credit Facility and is equal to the aggregate principal amounts of the bond plus not less than fifty days’ interest thereon, calculated at 12% per annum ($4,879).

The balances payable under all borrowing facilities are as follows:

	March 29, 2003	March 30, 2002

Senior Subordinated Notes Payable	$110,000	$110,000

Credit Facility

Term Loan, payable in quarterly installments commencing September 30, 1997; bears interest at variable rates, payable monthly and quarterly; was repaid in full during fiscal 2003.	—	1,375

Revolving Credit Facility borrowings outstanding	8,582	28,500

Term Loan, payable in quarterly installments of $1,428, commencing September 30, 2002, with final payment of $12,857 due May 30, 2007; bears interest at variable rates, payable monthly and upon maturity for prime and LIBOR-based elections, respectively	37,143	—

Swiss Credit Facility

Term Loan, payable in quarterly installments commencing March 2001; bears interest at variable rates, payable quarterly; was repaid in full during fiscal 2003.	—	4,470

Other Loans	890	729

Industrial Development Revenue Bonds

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through December 2017	7,700	7,700

Series 1994 B bears interest at a variable rate, payable monthly through December 2017	3,000	3,000

Series 1998 tax-exempt industrial development bonds; bear interest at variable rates, payable monthly through December 2021	1,155	1,155

Series 1999 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through April 2024	4,800	4,800

Total Debt	173,270	161,729

Less: Current Portion	15,946	31,594

Long-Term Debt	$157,324	$130,135

The current portion of long-term debt as of March 29, 2003 includes $8,582 borrowing on the Revolving Credit Facility.

The current portion of long-term debt as of March 30, 2002 includes $28,500 borrowing on the Revolving Credit Facility, which was retired in connection with the GECC financing agreement completed in June 2002.

Long-term debt does not include Holding’s discount debentures.  Holdings relies on the Company for the capital necessary to make its payments under the discount debentures.  The balance outstanding on these debentures as of March 29, 2003 and March 30, 2002 was approximately $37.7 million and $65.0 million, respectively.  The discount debentures accrue interest at the rate of 13% per annum, with semi-annual interest payments of approximately $2.5 million, and fully mature on June 15, 2009.  Holdings has pledged the stock of the Company as security for the discount debentures.

The Company is subject to fluctuating interest rates that may impact its consolidated results of operations or cash flows for its variable rate Revolving Credit Facility, Term Loan, Industrial Revenue Bonds, and cash equivalents. As of March 29, 2003, the average interest rate on the Company’s debt was approximately 7.3%.

Maturities of debt during each of the following five fiscal years and thereafter are as follows:

2004	$15,946
2005	6,317
2006	5,780
2007	5,714
2008	122,858
Thereafter	16,655
Total	$173,270

7.                                      Obligations Under Capital Leases

Machinery and equipment additions under capital leases amounted to $0, $0 and $79 in fiscal 2003, 2002 and 2001, respectively.  The average imputed rate of interest on these leases at year end is 7.0%, 6.7% and 7.2% in fiscal 2003, 2002 and 2001, respectively.

Included in property, plant and equipment are the following assets held under capital leases as of:

	March 29, 2003	March 30, 2002
Machinery and equipment	$6,054	$6,496
Accumulated depreciation	(5,210)	(5,022)
Net capital lease assets	$844	$1,474

Future minimum lease payments of assets under capital leases at March 29, 2003 are as follows:

2004	$160
2005	39
2006	22
2007	22
2008	2
Total minimum lease payments	$245
Less: amount representing interest	21
Present value of net minimum lease payments	224
Less: current maturities	149
Non-current capital lease obligations	$75

8.                                      Pension Plans

At March 29, 2003, the Company has noncontributory defined benefit pension plans covering union employees in its Heim division plant in Fairfield, Connecticut, its Nice subsidiary plant in Kulpsville, Pennsylvania, its Bremen subsidiary plant in Plymouth, Indiana and its Tyson subsidiary plant in Glasgow, Kentucky.

Plan assets are comprised primarily of U.S. government securities, corporate bonds, and stocks.  The plans provide benefits of stated amounts based on a combination of an employee’s age and years of service.

The following tables set forth net periodic benefit cost of the Company’s plans, and total pension benefit expense for the three fiscal years in the period ended March 29, 2003:

	FY2003	FY2002	FY2001
Components of net periodic benefit cost:
Service cost	$361	$276	$283
Interest cost	894	864	813
Actual return on plan assets	(912)	(984)	(1,039)
Amortization of prior service cost and deferrals	(4)	(29)	(29)
Amortization of (gains) losses	108	38	(43)
Plan administrative expenses	—	54	103
Net periodic benefit cost of the Company’s plans	$447	$219	$88

The following tables set forth the funded status of the Company’s pension benefit plans, the amount recognized in the balance sheets of the Company at March 29, 2003 and March 30, 2002 and the principal weighted-average assumptions inherent in their determination:

	FY2003	FY2002
Change in benefit obligation:
Benefit obligation at beginning of year	$12,684	$11,592
Service cost	386	276
Interest cost	894	864
Plan Amendments	290	—
Actuarial loss	884	578
Benefits paid	(718)	(626)
Benefit obligation at end of year	14,420	12,684

Change in plan assets:
Fair value of plan assets at beginning of year	10,341	11,162
Actual return on plan assets	(848)	(493)
Employer contributions	441	352
Benefits paid	(718)	(626)
Administrative expense	(73)	(54)
Fair value of plan assets at end of year	9,143	10,341

Reconciliation of funded status at end of year:
Funded status	(5,277)	(2,343)
Unrecognized prior service cost (credit)	75	(219)
Unrecognized actuarial net loss	4,860	2,326
Accrued benefit cost	$(342)	$(236)

Amounts recognized in the statement of financial
position consist of:
Accrued benefit liability	$(342)	$(236)
Additional minimum liability	(4,935)	(2,107)
Intangible asset	473	253
Accumulated amount recognized in other comprehensive income	4,462	1,854
Accrued benefit cost	$(342)	$(236)

Benefits under the union plans are not a function of employees’ salaries; thus, the accumulated benefit obligation equals the projected benefit obligation.

The assumptions used in determining the funded status information were as follows:

	FY2003	FY2002	FY2001
Discount rate	7.25%	7.50%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

The provisions of  SFAS No. 87 “Employers’ Accounting for Pensions” require the Company to record a minimum pension liability of $4,935 and $2,107 at March 29, 2003 and March 30, 2002, respectively.  This liability, which had no effect on income, represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets.  The additional pension liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost.  The intangible assets of $473 and $253 at March 29, 2003 and March 30, 2002, respectively, are included on the line item entitled “Intangible assets” in the Consolidated Balance Sheets.  The remaining amounts of $4,462 and $1,854 are recorded as a component of stockholder’s equity on the line item titled “Accumulated other comprehensive income (loss)” in the Balance Sheets at March 29, 2003 and March 30, 2002, respectively.

In addition, the Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by eligible participants through employee contributions and by Company contributions equal to a percentage of eligible employee compensation.  Employer contributions under this plan amounted to $0, $602 and $1,055 in fiscal 2003, 2002 and 2001, respectively.  Effective October 1, 2001 the Company suspended matching contributions to this plan.

Effective September 1, 1996 the Company adopted a non-qualified Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees designated by the Board of Directors of the Company.  The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary.  The Company makes contributions equal to the lesser of 50% of the deferrals or 3.5% of the employees’ annual salary, which vest in full after three years of service following the effective date of the SERP.   Employer contributions under this plan amounted to $52, $69 and $88 in fiscal 2003, 2002 and 2001, respectively.

9.                                      Postretirement Health Care and Life Insurance Benefits

The Company, for the benefit of employees at its Heim, West Trenton, Nice and Bremen facilities, sponsors contributory defined benefit health care plans that provide postretirement medical benefits to union employees who have attained certain age and/or service requirements while employed by the Company.  The plans are unfunded and costs are paid as incurred.  Postretirement benefit obligations are included in “Other noncurrent liabilities” within the Consolidated Balance Sheets.

	FY2003	FY2002

Accrued Benefit Cost at Beginning of Year	$2,979	$2,798
Net Periodic Benefit Cost	394	404
Actual Benefit Payments	(220)	(223)
Accrued Benefit Cost at Year End	$3,153	$2,979

The net periodic postretirement benefit costs are as follows:

	Fiscal Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Service cost	$55	$61	$53
Interest cost	319	317	256
Prior service cost amortization	(71)	(71)	(88)
Amount of loss recognized	91	97	50
	$394	$404	$271

The Company has contractually capped its liability for certain groups of future retirees.  As a result, there is no health care trend associated with these groups.  The effect of a 1% annual increase in the assumed cost trend rate would increase the accumulated postretirement benefit obligation by approximately 5.6% for these plans; the annual service and interest cost components in the aggregate would not be materially affected.  The discount rate used in determining the accumulated postretirement benefit obligation for the plans was 7.25% for fiscal 2003, 7.5% for fiscal year 2002 and 7.5% for fiscal year 2001.

10.                Income Taxes

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis.

The Company’s effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:

	Fiscal Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001

Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes - net of federal tax benefit	5.4%	3.2%	3.5%
Amortization of non-deductible goodwill	0.0%	1.6%	1.5%
Other non-deductible items	(0.9)%	4.0%	0.8%
Effective tax rate	38.5%	42.8%	39.8%

The income tax provision consisted of:

	Fiscal Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Current:
Federal	$67	$3,574	$3,299
State	218	553	503
Foreign	276	276	276
Total Current	561	4,403	4,078
Deferred	2,042	747	1,155
Total	$2,603	$5,150	$5,233

The net deferred tax asset, for which no valuation allowance has been established, consists of the following:

	March 29, 2003	March 30, 2002

Postretirement benefits	$969	$1,379
Employee compensation accruals	1,205	859
Property, plant and equipment	(4,596)	(3,619)
Unremitted foreign earnings	(2,557)	(1,647)
Amortizable excess purchase price	(742)	(519)
Net operating loss	494	—
Other, net	4,123	4,922
Net deferred tax (liability) asset	$(1,104)	$1,375

In fiscal 2003 and fiscal 2002, a component of deferred tax assets was related to the recording of certain liabilities in connection with purchase accounting.

11.  Stockholder’s Equity

The Company has 103 shares of Common Stock, par value $.01 per share, outstanding all of which are owned by Holdings.

All issuances to, and redemptions of equity by, Holdings are shown on the financial statements of the Company as dividends paid to and capital contributions from Holdings.

A summary of the status of Holdings’ warrants and stock options outstanding as of March 29, 2003, March 30, 2002 and March 31, 2001 (including activity other than related to compensation) and changes during the years ending on those dates is presented below.  All historical and current shares have been adjusted for a 100 for 1 split of the Class A Common Stock and Class B Common Stock effective March 4, 2002.

Number Of Class A Common Stock Warrants/Options
Outstanding, April 1, 2000	1,640,100
Awarded fiscal 2001	10,600
Exercised fiscal 2001	(1,205,660)
Cancelled fiscal 2001	(5,620)
Converted from Class B Common Stock fiscal 2001	166,667
Outstanding, March 31, 2001	606,087
Awarded fiscal 2002	0
Exercised fiscal 2002	0
Cancelled fiscal 2002	(1,310)
Outstanding March 30, 2002	604,777
Awarded fiscal 2003	114,096.5
Exercised fiscal 2003	0
Cancelled fiscal 2003	(62,180)
Outstanding March 29, 2003	656,693.5

Number of Supervoting Class B Common Stock Warrants
Outstanding, April 1, 2000	1,007,740
Awarded fiscal 2001	0
Converted to Class A fiscal 2001	(166,667)
Exercised fiscal 2001	(291,927)
Outstanding March 31, 2001	549,146
Exercised fiscal 2002	0
Cancelled fiscal 2002	0
Outstanding March 30, 2002	549,146
Exercised fiscal 2003	0
Cancelled fiscal 2003	0
Outstanding March 29, 2003	549,146

In fiscal 2001, 10,600 warrants were issued to a group of investors in respect of an anti-dilution protection triggered by an issuance of options under the 1998 Stock Option Plan.  These warrants were exercised in fiscal 2001.

Certain members of management left the Company during fiscal 2003 without exercising the vested portion of 16,410 warrants.

Stock Based Compensation

Holdings has issued warrants to purchase shares of Class B Supervoting Common Stock to Dr. Hartnett.  All other warrants and options are to purchase Class A Common Stock.

No options were issued to management in fiscal 2001.  Certain members of management left the Company during fiscal 2001 without exercising the vested portion of 5,620 options.

No options were issued to management in fiscal 2002.  Certain members of management left the Company during fiscal 2002 without exercising the vested portion of 1,310 options.

114,096.5 options to purchase shares of Class A Common Stock were granted to management in fiscal 2003. Certain members of management left the Company during fiscal 2003 without exercising the vested portion of 45,770 options.

The following table summarizes information about compensation related stock options and warrants outstanding at March 29, 2003:

Options/Warrants Outstanding			Options/Warrants Exercisable
Exercise Price	Options/Warrants Outstanding	Weighted Average Contractual Life	Options/Warrants Exercisable	Weighted Average Exercise Price
Class A
$1.00	460,437	4.3 years	460,437	$1.00
$5.14	112,160	4.8 years	112,160	$5.14
$30.00	84,096.5	9.5 years	55,503	$30.00
Class B
$1.00	424,146	4.3 years	424,146	$1.00
$5.14	125,000	4.3 years	125,000	$5.14

12.                               Commitments and Contingencies

The Company leases factory facilities under non-cancelable operating leases, which expire on various dates through February 2009 with rental expense aggregating $1,657, $1,403 and $1,204 in fiscal 2003, 2002 and  2001, respectively.

The Company also has non-cancelable operating leases for transportation, computer and office equipment, which expire at various dates.  Rental expense for 2003, 2002 and 2001 aggregated $747, $759 and $815, respectively.

The Company entered into an agreement with Whitney whereby a quarterly management services fee is paid for certain consulting and management advisory services, as directed by the Board of Directors of the Company and agreed to by Whitney.  Such ongoing fees aggregated $375, $188 and $0 for fiscal 2003, 2002 and 2001, respectively.

The aggregate future minimum lease payments under operating leases are as follows:

2004	2,159
2005	1,747
2006	1,346
2007	1,275
2008	1,267
Thereafter	4,119
Total	$11,913

The Company enters into government contracts and subcontracts that are subject to audit by the government.  In the opinion of the Company’s management, the results of such audits, if any, are not expected to have a material impact on the financial statements of the Company.

Certain types of property transactions in Connecticut and New Jersey may trigger investigation and cleanup obligations under the Connecticut Transfer Act (the “CTA”) or the New Jersey Industrial Site Recovery Act (the “ISRA”), respectively. In connection with the purchase of its Fairfield, Connecticut facility in 1996, the Company was required by the CTA to submit an investigation and remediation plan for known environmental contamination at that facility. Although this known contamination had been the result of operations conducted by the facility’s prior owner, the Company agreed to assume responsibility for completing cleanup efforts previously initiated by that owner. In 1996, the Company submitted and obtained regulatory approval for its investigation and remediation plan as required by the CTA.  The results of this investigation revealed the continued presence of certain low level soil and groundwater contamination, the remediation of which had been commenced by the previous owner of the facility.  In March 1998, the Company submitted these findings to Connecticut Department of Environmental Protection (“CTDEP”).  In April 1999, CTDEP responded to this submission and requested that the Company develop a workplan for additional investigation, analysis and possible remediation to address the isolated, low level residual contamination at this facility. Since then, the Company has been working with CTDEP in an effort to develop data showing that no further remedial action is necessary.  The Company submitted data to CTDEP in November and December 2001 intended to show that contamination has not migrated off the property.  CTDEP has requested additional information, which the Company is in the process of developing.  While the Company believes that its total investigation and cleanup costs will not exceed $0.2 million, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility.  If such activities are required, there can be no assurance that the Company’s total investigation and remediation costs will not exceed its $200 estimate.

The Company’s Recapitalization in 1997 also triggered ISRA obligations at its West Trenton facility, obligating the Company to investigate all possible past hazardous substances releases, and to cleanup any resulting contamination, at that facility. Under ISRA, investigation requirements for facilities that are currently being remediated pursuant to an earlier ISRA-triggering transaction may be merged into that ongoing ISRA investigation. In this case, the West Trenton facility has been the subject of an ongoing ISRA (and its predecessor statute) groundwater investigation and remediation by the facility’s prior owner since the Company’s acquisition of the facility in 1987. Accordingly, the New Jersey regulatory authorities have informed the Company that its ISRA obligations triggered by the 1997 Recapitalization are being satisfied by the prior owner’s ongoing ISRA investigation and remediation. That investigation has not found any additional contamination that would require remediation beyond that which continues to be performed by the facility’s prior owner.

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

Currently, collective bargaining agreements with the United Auto Workers (UAW) cover substantially all of the hourly employees at the Company’s West Trenton, New Jersey, Fairfield, Connecticut, and Plymouth, Indiana plants, and collective bargaining agreements with the United Steelworkers (USWA) cover substantially all the hourly employees at the Company’s Kulpsville, Pennsylvania and Glasgow, Kentucky plants.  A collective bargaining agreement with the Association of Swiss Engineering Employers (ASM) covers substantially all of the hourly employees at the Company’s Delemont, Switzerland plant. Within the next twelve months, the West Trenton agreement, covering 44 hourly employees, expires on June 30, 2004.  The Kulpsville agreement, covering 53 hourly employees, expires on October 25, 2003. The Company considers its relations with its employees to be satisfactory and has not experienced a significant work stoppage in over fourteen years.  However, there can be no assurance that additional employees who are not represented by unions will not elect to be so represented in the future or that any of the collective bargaining agreements will be renewed when they expire or that the Company will not experience strikes, work stoppages or other situations.

13.                               Other Expense, Net of Other Income

Other expense, net of other income, is comprised of the following:

	Fiscal Year Ended
	March 29, 2003	March 30, 2002	March 31, 2001
Amortization of goodwill	$—	$801	$801
Amortization of intangible assets	105	—	—
Royalty income	—	—	(19)
Management fee	375	188	—
Disposition of assets	858	22	—
Other income/expense	191	(74)	(6)
Total	$1,529	$937	$776

14.                               Segment Information

In 1998, SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” was issued.  The objective of this Statement is to present disaggregated information about segments of a business enterprise to produce information about the types of activities in which an enterprise is engaged in and the economic environment in which those activities are carried out. The Company operates in a single reportable segment; the manufacture and distribution of various types of bearing products. No detailed segment data is required to be disclosed under this pronouncement.  As it relates to geographical data, during fiscal years 2003, 2002 and 2001, the Company’s Schaublin operations, based in Delemont, Switzerland, produced $18.4 million, $14.9 million and $16.0 million in foreign sales, respectively, resulting in net income of $3.3 million, $2.2 million, and $2.2 million, respectively.  Schaublin had long-lived assets of $2.9 million  at March 29, 2003 and March 30, 2002, and had intangible assets of $1.6 million and $0.0 million at March 29, 2003 and March 30, 2002, respectively.

On or about May 29, 2002, the Company dissolved its wholly owned foreign sales subsidiary, Roller Bearing Company, FSC, Inc.

15.                               Holdings Capitalization

Sale of Class B Exchangeable Convertible Participating Preferred Stock

During July 2002, two investors in Holdings purchased an aggregate of 240,000 shares of its Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24,000.  In connection with the purchase, Holdings paid a fee of $750 to one of the investors and amended the terms of the management services agreement.  Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company’s cash on hand to repurchase approximately $30,400 in principal amount at maturity of certain debt issued in connection with the Recapitalization (Note 1).  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  Holdings will recognize a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406.

The holders of Holdings’ Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings’ Common Stock.  The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof.  In either situation, each share of Class B Preferred would yield a number of shares o f Holdings’ Class A Common Stock determined by reference to a formula set forth in Holdings’ Amended and Reseated Certificate of Incorporation (which includes anti-dilution protections), a number of shares of Holdings’ Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock.  Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend.   The Class C Preferred Stock is subject to redemption by Holdings at its option but is not subject to mandatory redemption.  The Class D Preferred Stock entitles the holders thereof, upon liquidation, to a payment determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation.

16.                               Retirement of Foreign Debt

On December 10, 2002, the Company advanced $519 to its subsidiary, Schaublin Holding SA.  Schaublin Holdings advanced the funds to its subsidiary, Schaublin SA, which was used by Schaublin to fund a portion of the purchase price of Myonic (the “Myonic Funding”).  On December 13, 2002, the Company made an additional payment of $450 to Schaublin Holding SA (the “Additional Schaublin Advance”).   On December 13, 2002, the Company made a payment in the amount of $2,507 to Holdings, the proceeds of which were used by Holdings to pay interest due on Holdings’ 13% Senior Secured Discount Debentures due 2009 (the “ Discount Debentures”) (together with the Myonic Funding and the Additional Schaublin Advance, the “Payments”). At the time of the making of the Payments, the Company did not satisfy a certain minimum financial ratio set forth in the Indenture governing the Senior Subordinated Notes and, accordingly, those Payments constituted Defaults under one of the covenants contained in the Indenture and a covenant in the Credit Agreement.  On February 6, 2003, in accordance with the terms of the Indenture, the Company sent a notice of the

Defaults to the trustee for the holders of the Notes (which notice included as description of how such Defaults were cured).

On January 27, 2003, Schaublin Holding repaid the Additional Schaublin Advance to the Company.  On February 6, 2003, the Company obtained additional equity investments in an amount equal to the aggregate of the Myonic Funding and the dividend paid to Holdings, thereby effectively repaying such Payments.  The Company and its outside advisors believe that these actions have cured the Defaults relating to the Payments under the Indenture prior to the time when they had matured into Events of Default under the Indenture.  Further, on February 10, 2003, the Company designated its direct and indirect European subsidiaries as Restricted Subsidiaries for purposes of the Indenture.  Giving pro forma effect to that designation, the Company would have satisfied the ratio as of the dates of making of the Payments.

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

The equity raised to cure the Indenture defaults that resulted from the Payments was raised at Holdings from Whitney V, L.P., an affiliate of one of Holdings’ key stockholders, and Michael Hartnett, a key stockholder of Holdings, the Chairman of Holdings’ and our Boards of Directors and our President and Chief Executive Officer.  On February 6, 2003, such purchasers bought an aggregate of 1,008.41 shares of Holdings’ Class A Preferred Stock for $3 per share, or an aggregate purchase price of $3,025.  The Class A Preferred Stock is the most senior of Holdings’ capital stock in terms of liquidation preference and is entitled to an accrued dividend at 8% per annum.  Pursuant to the terms of the Purchase Agreement for the Class A Common Stock, on February 10, 2003, Holdings exercised its option to repurchase such stock for the purchase price plus all accrued dividends.  Accordingly, no Class A Preferred Stock is outstanding as of the date hereof. This transaction was unanimously approved by the disinterested members of the Boards of Directors of the Company and Holdings and the terms thereof were unanimously determined by such Boards of Directors to have been no less favorable to the Company and Holdings than those that could be obtained on the date thereof in arm’s-length dealings with a person who was not an affiliate of the Company or Holdings.

Holdings used the proceeds from the sale of Class A Preferred Stock to purchase 3 shares of the Company’s Common Stock.  At this time, the defaults caused by the Payments were cured, and the Company sent a notice to the Trustee for the holders of the Notes to this effect.

17.                               Related Party Transactions

In connection with the Recapitalization, Holdings loaned Dr. Michael J. Hartnett, the Company’s President and Chief Executive Officer, $500 to purchase shares of capital stock of Holdings.  The loan does not bear interest and is due on the earlier of (i) June 23, 2007, (ii) the consummation of a sale of Holdings or (iii) the consummation of an initial public offering of Holdings.  The loan is secured by a pledge of Dr. Hartnett’s shares in Holdings.

18.                               Subsequent Event

On June 19, 2003, the Company further amended and restated the Senior Credit Facility in order to increase its liquidity and to facilitate the funding of the Company’s foreign operations.  The Senior Credit Facility now includes a structure under which the Company may include certain of its foreign assets within the “collateral borrowing base” that sets forth the amounts that the Company may borrow under its revolving credit facility.  As part of this amendment, the Company has created intercompany loan and asset pledge arrangements (including pledges of certain foreign assets) that are all ultimately assigned to the lenders as further collateral to secure the borrowings under the Senior Credit Facility.

19.                Quarterly Results of Operations (unaudited)

	Q1	Q2	Q3	Q4	Fiscal Year Ended March 29, 2003

Net Sales	$38,521	$41,249	$41,496	$51,594	$172,860
Operating income	$5,168	$4,803	$4,948	$6,503	$21,422
Net income	$825	$834	$441	$2,058	$4,158

	Q1	Q2	Q3	Q4	Fiscal Year Ended March 30, 2002

Net Sales	$40,170	$41,831	$38,675	$47,655	$168,331
Operating income	$6,509	$6,522	$5,564	$8,618	$27,213
Net income	$1,394	$1,546	$1,166	$2,757	$6,863

	Q1	Q2	Q3	Q4	Fiscal Year Ended March 31, 2001

Net Sales	$43,861	$41,160	$40,150	$51,264	$176,435
Operating income	$7,653	$6,877	$6,187	$11,686	$32,403
Net income (loss)	$2,355	$1,979	$(642)	$4,202	$7,894

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On May 22, 2002, we dismissed Arthur Andersen LLP, as our independent accountants.  We engaged Ernst & Young LLP, or E&Y, as our new independent accountants effective immediately.  The decision to change our independent accountants was recommended by our Board of Directors.

Arthur Andersen’s reports on our financial statements for the fiscal years ended March 31, 2001 and April 1, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the two years ended March 31, 2001 and through the subsequent interim period preceding the decision to change independent accountants, there were no disagreements with Arthur Andersen on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference thereto in its report on the financial statements for such years.

During the two years ended March 31, 2001 and through the subsequent interim period preceding the decision to change independent accountants, there were no “reportable events” (as defined below) requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Act of 1934, as amended.  As used herein, the term “reportable events” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

We provided Arthur Andersen with a copy of the foregoing disclosures.  Arthur Andersen’s letter dated May 23, 2002, stating its agreement with such statements, was filed as Exhibit 16.1 to our Form 8-K filed May 24, 2002.

Effective May 22, 2002, we engaged E&Y as our independent accountants.  During the two years ended March 31, 2001 and through the subsequent interim period preceding the decision to change independent accountants, neither we nor anyone acting on our behalf consulted E&Y regarding either the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has E&Y provided to us a written report or oral advice regarding such principles or audit opinion.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of Holdings, us and our subsidiaries.  Each director is elected for a one-year term or until such person’s successor is duly elected and qualified.

Name	Age	Positions

Dr. Michael Hartnett	57

Chairman, President and Chief Executive Officer of Holdings and the Company, Chairman and President of ITB, President of Nice and LLP, Director of the Company, ITB, Nice, LLP, Bremen, Miller, Tyson and Schaublin

Michael S. Gostomski	52	Executive Vice President, Mergers and Acquisitions of Holdings, the Company, ITB, Nice and LLP, Executive Vice President of Bremen, Miller, Tyson and Schaublin, Secretary of Nice and LPP

Daniel A. Bergeron	43	Vice President Finance of Holdings and the Company

Jane Bohrer	45	Acting Chief Financial Officer and Corporate Controller of Holdings and the Company

Richard J. Edwards	47	Vice President of Holdings and the Company, General Manager of the RBC division

Christopher Thomas	48	Vice President, Business Development of Holdings and the Company

Edward J. Trainer	59	Secretary of Holdings, the Company and ITB

Kurt B. Larsen	39	Director of Holdings and the Company

Robert Anderson	83	Director of Holdings and the Company

Richard R. Crowell	48	Director of Holdings and the Company

William Killian	68	Director of Holdings and the Company

Michael Stone	40	Director of Holdings and the Company

Dr. Michael J. Hartnett has been our president and Chief Executive Officer of the Company since April 1992 and Chairman since June 1993.  Prior to that, Dr. Hartnett served as Vice President and General Manager of ITB from 1990, following eighteen years at Torrington Company, one of the three largest bearings manufacturers in the United States.  While at Torrington, Dr. Hartnett held the position of Vice President and General Manager of the Aerospace Business Unit and was, prior to that, Vice President of the Research and Development Division.  Dr. Hartnett holds an undergraduate degree from University of New Haven, a Masters degree from Worcester Polytechnic Institute, and a Ph.D. in Applied Mechanics from the University of Connecticut.  Dr. Hartnett has also developed numerous patents, authored more than two dozen technical papers and is well known for his contributions to the field of Tribology (the study of friction).  Dr. Hartnett currently serves as a director of Aftermarket Technology Company, a publicly-held company in the business of re-manufacturing aftermarket components for automobiles.

Michael S. Gostomski, our Executive Vice President, Mergers and Acquisitions joined the Company in September 1993.  From January 1991 through August 1993, he served as President and Chief Executive Officer for Transnational Industries, a publicly held manufacturer of components for commercial and military aircraft.  Mr. Gostomski holds a B.S. in Accounting and a M.B.A. in Finance from the University of Connecticut.  He is also a certified public accountant (CPA).  Mr. Gostomski currently serves as director of a number of publicly held companies, including Transnational

Industries Inc., Seatek Company Inc., a publicly held manufacturer of small tools for the electronics industry, Protopak Corporation, a packaging equipment manufacturer and New Jersey Steel, a specialty steel manufacturer.

Daniel A. Bergeron, our Vice President, Finance, joined us in May 2003.  From November 2002 through May 2003, he served as Vice President and Chief Financial Officer of Allied Healthcare International, Inc, a publicly held provider of  healthcare staffing services.  He served as Vice President and Chief Financial Officer at Paragon Networks International, Inc, a telecommunications company from June 2000 to October 2002.  From April 1998 to February 2000, he served as Vice President and Chief Financial Officer of Tridex Corporation, a publicly held software company.  From July 1987 to March 1998, Mr. Bergeron held various financial reporting positions with Dorr-Oliver Inc., an international engineering and manufacturing company, including Vice President and Chief Financial Officer from 1994 to March 1998.  Mr. Bergeron holds a B.S. in Finance from Northeastern University and a M.B.A. from the University of New Haven.

Jane R. Bohrer, our acting Chief Financial Officer and Corporate Controller joined us in October 1997 as Director of Corporate Accounting.  She became Corporate Controller in June 2001.  Prior to joining us, she spent two years with Arthur Andersen LLP as Experienced Manager, five years with Paging Network, Inc. as General Manager, Operations Manager and Accounting Manager at locations in Anaheim, California, Charlotte, North Carolina and Stratford, Connecticut.  From 1980 through 1990, she held seven progressively responsible financial reporting positions with ITT Rayonier, Inc. in Stamford, Connecticut.  Ms. Bohrer is a Certified Management Accountant (CMA) and holds B.S. degrees in Accounting and Marketing Management from Virginia Polytechnic Institute and State University.

Richard J. Edwards joined us in February 1990 as Manufacturing Manager in our Hartsville, South Carolina plant.  He became Plant Manager of the Hartsville facility, Director of Operations of the RBC division, and has been the Vice President and General Manager of the RBC division since 1998.  Prior to joining us, he spent six years with Torrington as Materials Manager and then Plant Superintendent at their Tyger River plant.  Mr. Edwards holds a B.S. in Production Operations Management from Arizona State University and a CPIM certification from APICS.

Christopher S. Thomas joined us in October 1997 as Vice President, Business Development.  From March 1997 through October 1997, he served as Business Manager of the Needle Bearing Division of Torrington, a manufacturer of needle bearings.  Mr. Thomas served as a Managing Director of NASTECH Europe, Ltd., located in Coventry, England, a joint venture between Torrington and NSK Ltd., a Japanese bearing and automotive component manufacturer from April 1995 until March 1997.  Prior to that, Mr. Thomas was the Chairman of the Joint Task Force for the formation of NASTECH Europe Ltd from June 1994 until March 1995.  From May 1990 through June 1994, Mr. Thomas served as the Business Manager of Precision Components, a division of Torrington.  Mr. Thomas received a B.S. degree in Mechanical Engineering from Worcester Polytechnic Institute and a M.B.A. from the University of Michigan.

Edward J. Trainer has been employed by us since 1967.  He served from 1987 to January 1995 as Vice President of Human Resources and has served as Director of International Sales since January 1995.  Mr. Trainer was named Secretary  in 1993.

Kurt Larsen has been a director since March 1992.  Mr. Larsen is presently a Managing Director of Cerberus Capital Management, L.P.  Prior to joining Cerberus in 2003, Mr. Larsen served as the Managing Partner of Black Diamond Capital Partners, a private equity firm which he founded, and directed the investment of over $245 million of private equity in six companies.  Prior to founding Black Diamond Capital Partners in 1997, Mr. Larsen was a Principal at Aurora Capital Group where he worked from 1992 to 1997.  Prior to his experience at Aurora Capital Group, Mr. Larsen worked as an Associate at both WSGP Partners, a private equity founded by William E. Simon, and Drexel Burnham Lambert Inc. in Beverly Hills, CA.  Mr. Larsen attended the University of Utah from 1982 to 1987.

Robert Anderson has been a director since June 1998.  Mr. Anderson served as Chairman Emeritus of Rockwell Corporation since February 1990.  He also serves as a director of Aftermarket Technology Corporation and is a member of the Caltech Board of Trustees and the Anderson Graduate School of Management.

Richard R. Crowell has been a director since June 1992.  Mr. Crowell is President and a Managing General Partner of Aurora Capital Group, a private equity investment firm.  Prior to establishing Aurora in 1991, Mr. Crowell was a Managing Partner of Acadia Partners, a New York-based investment fund formed with The Robert M. Bass Group.  From 1983 to 1987, he was a Managing Director, Corporate Finance for Drexel Burnham Lambert.  He serves on the Board of Directors for Aftermarket Technologies Inc.; Impaxx, Inc.; Tartan Textile Services, Inc.; ADCO Global, Inc. and Quality Distribution Service Partners, Inc.  Mr. Crowell earned a BA in English Literature from the University of California, Santa Cruz, and an MBA from the Anderson School of the University of California, Los Angeles.

William P. Killian has been a director since October 2001.  Mr. Killian has reported to and directly advised CEOs of Fortune 500, NYSE corporations on strategy, corporate growth, acquisitions and divestitures for 25 years.  From 1986 until his retirement in 2000, Mr. Killian was corporate VP, Development and Strategy for Johnston Controls, an $18 billion global market leader in automotive systems and facility management and controls.  Currently, he serves as a member of the board of directors of Aqua-Chem, Inc. and Premix, Inc.  Mr. Killian holds a Bachelor of Chemical Engineering from Georgia Tech and a Master of engineering Administration from the University of Utah.

Michael Stone has been a director since April 2002.  Mr. Stone directs the fund management activities of Whitney and oversees the Growth Industrials Group.  He also focuses on investments in Financial Services.  He has been with Whitney for over a decade and has been a senior investor in each of Whitney’s outside equity funds.  Previously, he was with Bain & Company where he worked with manufacturing and pharmaceutical clients and Bain Capital-owned entities.  He is a graduate of Duke University, BA and Harvard Business School, MBA.

The Boards of Directors of Holdings and the Company currently consist of Dr. Hartnett and Messrs. Larsen, Anderson, Crowell, Stone and Killian.

Committees of Our Board of Directors

Our board of directors has an Audit Committee but does not have a Compensation Committee or a Nominating Committee.  The members of the Audit Committee are appointed by the board of directors.

The Audit Committee recommends to the board of directors the auditing firm to be selected each year as independent auditors of our  financial statements and to perform services related to completion of such audit.  The Audit Committee also has responsibility for, among other things: (1) reviewing the scope and results of the audit; (2) reviewing our  financial condition and results of operations with management; (3) considering the adequacy of internal accounting and control procedures; and (4) reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditor’s independence.  The Audit Committee presently consists of Messrs. Stone and Hartnett.  The Audit Committee was in session during each of the three formal meetings of our  board of directors during the fiscal year ended March 29, 2003 and also met on one separate occasion during that period.

Compensation of Directors

None of the members of our board of directors receive compensation for service on our board of directors or any committee of our board of directors.  Each of our directors is entitled to be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at our board of directors’ meetings or of any committee thereof.

Item 11.                            EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in fiscal years 2003, 2002 and 2001 to Dr. Hartnett, our Chairman, President and Chief Executive Officer, and our next four most highly paid executive officers of the Company, or the Named Executive Officers.  (Amounts shown below are in dollars)

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation(1)		Securities Underlying Options/SARs		All Other Compensation
Dr. Michael J. Hartnett, Chairman, President & Chief Executive Officer	2003	$413,437		$175,034	(b)	$11,832	(c)	N/A		N/A
	2002	413,437	(d)	50,684	(e)	28,331	(f)	N/A		N/A
	2001	493,706	(a)(d)	333,168	(g)	34,718	(h)	N/A		N/A
Michael S. Gostomski, Executive Vice President, Mergers & Acquisitions	2003	159,500	(a)	105,000	(b)	10,024	(i)	N/A		N/A
	2002	159,500	(a)	—		11,658	(j)	N/A		N/A
	2001	160,407	(a)	35,000	(g)	14,791	(k)	N/A		N/A
Anthony S. Cavalieri, Vice President & Chief Financial Officer(v)	2003	163,479	(a)(d)	25,000	(b)	13,210	(l)	N/A		N/A
	2002	154,350	(a)(d)	40,000	(e)	15,932	(m)	N/A		N/A
	2001	154,350	(a)(d)	60,000	(g)	21,810	(n)	N/A		N/A
Richard J. Edwards, Vice President & General Manager, RBC, Tyson & Nice Bearings	2003	172,917	(a)(d)	30,000	(b)	13,323	(o)	0	(u)	N/A
	2002	171,071	(a)(d)	25,000	(e)	17,344	(p)	N/A		N/A
	2001	148,000	(a)(d)	70,000	(g)	18,219	(q)	N/A		N/A
Christopher Thomas, Vice President, Business Development	2003	162,000	(a)(d)	—		12,857	(r)	0	(u)	N/A
	2002	162,138	(a)(d)	35,000	(e)	16,335	(s)	N/A		N/A
	2001	154,783	(a)(d)	42,599	(g)	17,867	(t)	N/A		N/A

(a)                                  Includes amounts deferred by the executive pursuant to our 401(k) Plan.

(b)                                 Bonus earned in Fiscal 2002 and paid in Fiscal 2003.  Bonus for Fiscal 2003 will be paid in Fiscal 2004.

(c)                                  Consists of $11,832 paid by us to lease vehicles for Dr. Hartnett’s use.

(d)                                 Includes amounts deferred by the executive pursuant to our SERP.

(e)                                  Bonus earned in Fiscal 2001 and paid in Fiscal 2002.  Bonus for Fiscal 2002 was paid in Fiscal 2003.

(f)                                    Consists of (i) $20,373 paid by us to lease a car for Dr. Hartnett’s use and (ii) $7,958 contributed by us to Dr. Hartnett’s SERP account.

(g)                                 Bonus earned in Fiscal 2000 and paid in Fiscal 2001.  Bonus for Fiscal 2001 was paid in Fiscal 2002.

(h)                                 Consists of (i) $20,523 paid by us to lease vehicles for Dr. Hartnett’s use and (ii) $2,666 contributed by us to Dr. Hartnett’s 401(k) Plan account, and (iii) $11,529 contributed us to Dr. Hartnett’s SERP account.

(i)                                     Consists of $10,024 paid by us to lease a vehicle for Mr. Gostomski’s use.

(j)                                     Consists of (i) $9,664 contributed by us to lease a car for Mr. Gostomski’s use, and (ii) $1,994 contributed by us to Mr. Gostomski’s 401(k) Plan account.

(k)                                  Consists of (i) $9,906 contributed by us to lease a car for Mr. Gostomski’s use, and (ii) $4,885 contributed by us to Mr. Gostomski’s 401(k) Plan account.

(l)                                     Consists of (i) $4,502 contributed by us to Mr. Cavalieri’s SERP account, and (ii) $8,708 paid by us to lease a vehicle for Mr. Cavalieri’s use.

(m)                               Consists of (i) $8,601 paid by us to lease a car for Mr. Cavalieri’s use, and (ii) $1,929 contributed by us to Mr. Cavalieri’s 401(k) Plan account, and (iii) $5,402 contributed by us to Mr. Cavalieri’s SERP account.

(n)                                 Consists of (i) $7,308 paid by us to lease a car for Mr. Cavalieri’s use, and (ii) $5,250 contributed by us to Mr. Cavalieri’s 401(k) Plan account, and (iii) $9,252 contributed by us to Mr. Cavalieri’s SERP account.

(o)                                 Consists of (i) $9,573 paid by us to lease a vehicle for Mr. Edward’s use, and (ii) $3,750 contributed by us to Mr. Edward’s SERP account.

(p)                                 Consists of (i) $12,083 paid by us to lease a vehicle for Mr. Edward’s use, and (ii) $2,094 contributed by us to Mr. Edward’s 401(k) Plan account, and (iii) $3,167 contributed by us to Mr. Edward’s SERP account.

(q)                                 Consists of (i) $10,387 paid by us to lease a vehicle for Mr. Edward’s use, and (ii) $5,703 contributed by us for Mr. Edward’s 401(k) Plan account, and (iii) $2,129 contributed by us to Mr. Edward’s SERP account.

(r)                                    Consists of (i) $9,157 paid by us to lease a vehicle for Mr. Thomas’s use, and (ii) $3,700 contributed by us to Mr. Thomas’s SERP account.

(s)                                  Consists of (i) $9,292 paid by us to lease a vehicle for Mr. Thomas’s use, and (ii) $1,943 contributed by us to Mr. Thomas’s 401(k) Plan account, and (iii) $5,100 contributed by us to Mr. Thomas’s SERP account.

(t)                                    Consists of (i) $8,224 paid by us to lease a vehicle for Mr. Thomas’s use, and (ii) $4,943 contributed by us to Mr. Thomas’s 401(k) Plan account, and (iii) $4,700 contributed by us to Mr. Thomas’s SERP account.

(u)                                 Consists of an option to purchase 5,000 shares of Holdings’ Class A Common  Stock, at $30.00 per share.  Based on the current fair market value of the underlying shares, the value of the options is $0.00.

(v)                                 Mr. Cavalieri resigned, effective April 30, 2003.

Option Grants in Last Fiscal Year

The following table provides information with respect to stock options granted to our named executive officers during Fiscal 2003:

	Individual Grants				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options Granted to Employees in 2003	Exercise or Base Price per Share	Expiration Date	5%	10%
Richard J. Edwards	5,000	4.38%	$30.00	July 1, 2012	$94,334.19	$239,061.37
Christopher Thomas	5,000	4.38%	$30.00	July 1, 2012	$94,334.19	$239,061.37

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal year-end Option Values

The following table sets forth the number of exercisable and unexercisable options and warrants held by each of the Named Executive Officers at March 29, 2003.  No securities of ours or Holdings were acquired during Fiscal 2003 upon the exercise of stock options by the Named Executive Officers.  All the numbers in the table set forth below have been adjusted for Holding’s 100 for 1 stock split effective March 4, 2002.

Fiscal Year-End Option and Warrant Values

	Number of Securities Underlying Unexercised Options and Warrants at Fiscal Year-End		Value of Unexercised In-the-Money Options and Warrants at Fiscal Year-End
	Exercisable	Unexercisable	Exercisable	Unexercisable(a)
Dr. Michael J. Hartnett (b)	725,063	0	$20,471,032	$0
Anthony S. Cavalieri	130,300	0	$323,925	$0
Richard J. Edwards	65,820	1,700	$1,771,680	$0
Christopher Thomas	29,800	1,700	$658,790	$0

(a)                                  Based upon a per share price of $30.00.

(b)                                 The options and warrants are held by Dr. Hartnett and by Hartnett Family Investments, L.P.

There is no public market for any of the Holdings Common Stock underlying the options and warrants reflected on the table and the values are based on the most recent sale of Holdings’ equity securities which took place in July 2002.  We cannot accurately determine what the current value of the Holdings Common Stock, or accordingly the options and warrants reflected above, as of a more recent date.

Stock Option Plans

•                                          1998 Stock Option Plan

Effective, February 18, 1998, Holdings adopted the Roller Bearing Holding Company, Inc. 1998 Stock Option Plan.  The terms of the 1998 option plan provide for the grant of options to purchase up to 356,934.6 shares of Class A Common Stock to officers and employees of, and consultants (including members of the board of directors) to, Holdings and its subsidiaries.  Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 1998 option plan, which expires on December 31, 2008, is to be governed by the board of directors of Holdings or a committee to which the Board delegates its responsibilities.

The purpose of the 1998 option plan is to provide incentives which will attract and retain highly competent persons as officers, employees and directors of, and consultants to, Holdings and its subsidiaries, by providing them opportunities to acquire shares of Class A Common Stock.

The exercise price of options granted under the 1998 option plan shall be determined by Holdings’ Board, but in no event less than 100% of the Fair Market Value (as defined in the 1998 option plan) of the Class A Common Stock on the date of grant.

Options granted under the 1998 option plan may be exercised during the period set forth in the agreement pursuant to which the options are granted, but in no event more than ten years following grant.

Incentive stock options granted under the 1998 option plan may only be granted to employees of Holdings and its subsidiaries and subject to further limitations set forth in the 1998 option plan.

The number of shares of Class A Common Stock for which options may be granted under the 1998 option plan shall be increased, and the number of shares for which outstanding options shall be exercisable, and the exercise price thereof, shall be adjusted upon the happening of stock dividends, stock splits, recapitalizations and certain other capital events regarding Holdings or the Class A Common Stock. Upon any merger, consolidation or combination of Holdings where shares of Class A Common Stock are converted into cash, securities or other property, outstanding options shall be converted into the right to receive upon exercise the consideration as would have been payable in exchange for the shares of Class A Common Stock underlying such options had such options been exercised prior to such event.

Options granted under the 1998 option plan are not transferable by the holders thereof except by the laws of descent and distribution.

Holdings’ Board has the right to establish such rules and regulations concerning the 1998 option plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

As of June 25, 2003, there were outstanding options to purchase 121,410 shares of Class A Common Stock granted under the 1998 option plan, all of which were exercisable.

•                                          2001 Stock Option Plan

During Fiscal 2002, Holdings adopted the Roller Bearing Holding Company, Inc. 2001 Stock Option Plan.  The terms of the 2001 option plan provide for the grant of options to purchase up to 458,269 shares of Class A Common Stock to officers and employees of, and consultants (including members of the Board of Directors) to, Holdings and its subsidiaries. Options granted may be either incentive stock options (under Section 422 of the Internal Revenue Code) or non-qualified stock options. The 2001 option plan, which expires in July, 2011, is to be governed by Holdings’ Board, or a committee to which the Board delegates its responsibilities.

The purpose of the 2001 option plan is to provide incentives which will attract and retain highly competent persons as officers, employees and directors of, and consultants to, Holdings and its subsidiaries, by providing them opportunities to acquire shares of Class A Common Stock.

The exercise price of options granted under the 2001 option plan shall be determined by the Board, but in no event less than 100% of the Fair Market Value (as defined in the 2001 option plan) of the Class A Common Stock on the date of grant.

Options granted under the 2001 option plan may be exercised during the period set forth in the agreement pursuant to which the options are granted, but in no event more than ten years following grant.

Incentive stock options granted under the 2001 option plan may only be granted to employees of Holdings and its subsidiaries and subject to further limitations set forth in the 2001 option plan.

The number of shares of Class A Common Stock for which options may be granted under the 2001 option plan shall be increased, and the number of shares for which outstanding options shall be exercisable, and the exercise price thereof, shall be adjusted upon the happening of stock dividends, stock splits, recapitalizations and certain other capital events regarding Holdings or the Class A Common Stock. Upon any merger, consolidation or combination of Holdings where shares of Class A Common Stock are converted into cash securities or other property, outstanding options shall be converted into the right to receive upon exercise the consideration as would have been payable in exchange for the shares of Class A Common Stock underlying such options had such options been exercised prior to such event.

Options granted under the 2001 option plan are not transferable by the holders thereof except (i) by the laws of descent and distribution, (ii) transfers to members of any holder’s immediate family (which for purposes of the 2001 option plan shall be limited to the participant’s children, grandchildren and spouse), (iii) to one or more trusts for the benefit of such family members, or (iv) to partnerships or limited liability companies in which such family members and/or trusts are the only partners or members; provided, that options may be transferred pursuant to sections (ii) through (iv) hereof only if the option expressly so provides, or as otherwise approved by the CEO or the board of directors in their discretion.

Holdings’ Board has the right to establish such rules and regulations concerning the 2001 option plan, and to make such determinations and interpretations of the terms thereof as it deems necessary or advisable.

As of June 25, 2003, there were outstanding options to purchase 86,596.5 shares of Class A Common Stock granted under the 2001 option plan, 54,678 of which were exercisable.

401(k) Plan

We maintain the Roller Bearing Company of America 401(k) Retirement Plan, or the 401(k) Plan, a plan established pursuant to Section 401(k) of the Internal Revenue Code, for the benefit of our non-union employees.  All non-union employees who have completed six months of service with us are entitled to participate.  Subject to various limits, employees are entitled to defer up to 15% of their annual salary on a pre-tax basis and up to an additional 10% of their annual salary on an after-tax basis.  We previously matched 50% of an employee’s pre-tax contribution up to 10% of annual salary.  Effective October 1, 2001, we suspended matching contributions to the 401(k) Plan.  Employees vest in our contributions ratably over three years.

Supplemental Retirement Plan

Effective September 1, 1996, we adopted a non-qualified supplemental retirement plan, or SERP, for a select group of highly compensated and management employees designated by our Board of Directors.  The SERP allows eligible employees to elect to defer until termination of their employment the receipt of up to 25% of their current salary.  We make contributions equal to the lesser of 50% of the deferrals or 3.5% of the employee’s annual salary, which vest in full after three years of service following the effective date of the SERP.  Accounts are paid, either in a lump sum or installments, upon retirement, death or termination of employment.  Accounts are generally payable from our general assets although it is intended that we set aside in a “rabbi trust” invested in annuity contracts amounts necessary to pay benefits.  Employees’ rights to receive payments are subject to the rights of our creditors.

Compensation Committee Interlocks and Insider Participation

In fiscal 2003, there was no compensation committee of Holdings’ or our Boards of Directors.  No member of the Board was involved in an interlocking relationship or insider participation with respect to the compensation committee of any other entity.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 25, 2003, there were outstanding 103 shares of our common stock, par value $.01 per share, all of which were owned by Holdings and pledged by Holdings to The Bank of New York for the benefit of the holders of the Discount Debentures.  The following table lists, as of June 25, 2003, all shares of Holdings Common Stock beneficially owned by (i) each of our directors, (ii) each named executive officer, (iii) each person known by us to beneficially own more than 5% of the outstanding shares of any class of common stock of Holdings at such date and (iv) all directors and executive officers of Holdings and ourselves as a group (11 persons).  As of June 25, 2003, there were 2,475,460.8 shares of Holdings Class A Common Stock and 100 shares of Holdings Class B Common Stock outstanding.  Additionally, as of such date, there were outstanding (a) warrants and options to purchase up to an additional 659,193.5 shares of Holdings Class A Common Stock, of which options and warrants to purchase 628,925 shares of Holdings Class A Common Stock were currently exercisable, (b) warrants and options to purchase 549,146 shares of Holdings Class B Common Stock, all of which are currently exercisable, and (c) 240,000 shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings which are convertible into 738,558 shares of Class A Common Stock within 60 days of the day hereof.

Name(a)	Class A Common(b)		Percentage of Class A Common	Class B Common		Percentage of Class B Common	Percentage of Total Voting Shares

Dr. Michael J. Hartnett	206,690	(c)	7.71%	549,246	(d)	100%	23.39	%(e)

Michael S. Gostomski	0		*	0		*	*

Anthony S. Cavalieri	13,030	(f)	*	0		*	*

Richard J. Edwards	65,820	(f)	2.59%	0		*	2.59%

William P. Killian(h)	6,003.7	(f)	*	0		*	*

Kurt Larsen(i)	18,630	(j)	*	0		*	*

Robert Anderson	8,170	(g)	*	0		*	*

Richard Crowell	8,170	(g)	*	0		*	*

Christopher Thomas	34,800	(g)	1.39%	0		*	1.39%

Edward J. Trainer	2,863.4		*	0		*

Michael Stone(k)	3,076,050	(l)	96.63%	0		*	96.62%

Whitney RBHC Investor, LLC(m)	3,076,050	(n)	96.63%	0		*	96.62%

Hartnett Family Investments, L.P.	166,667	(o)	6.31%	0		*	6.31%

All directors and officers as a group (11 persons)	3,440,127.1		97.35%	549,246		100%	97.70%

* Less than 1%

(a)          Except where otherwise indicated, the address for each stockholder is c/o Roller Bearing Company of America, Inc., 60 Round Hill Road, P.O. Box 430, Fairfield, Connecticut 06824.

(b)         All share numbers have been adjusted for the 100 for 1 stock split effective as of March 4, 2002.

(c)          Consists of (i) options granted to Dr. Hartnett under the 1998 Stock Option Plan to purchase up to 9,250 shares of Holdings Class A Common Stock, (ii) 10,000 shares of Class B Exchangeable Convertible Participating Preferred Stock of Holdings, which are currently convertible into 30,773 shares of Class A Common Stock owned by Dr. Hartnett, and (iii) warrants to purchase 166,667 shares of Holdings Class A Common Stock owned by Hartnett Family Investments, L.P.

(d)         Consists of (i) 100 shares of Holdings Class B Common Stock, and (ii) warrants to purchase up to 549,146 shares of Holdings Class B Common Stock.

(e)          The 100 shares of Class B Common Stock entitle Dr. Hartnett to 51% of the voting power of all voting securities of Holdings.

(f)            Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of June 25, 2003.

(g)         Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options and warrants that are currently exercisable or exercisable within 60 days of June 25, 2003.

(h)         Consists of shares of Holdings Class A Common Stock issuable upon exercise of stock options currently exercisable or exercisable within 60 days of June 25, 2003.  Mr. Killian maintains his address at Unit 1801/1802, 888 Boulevard of the Arts, Sarasota, Florida 34236.

(i)             Mr. Larsen maintains his address at P.O. Box 683130, Park City, Utah 84068.

(j)             Includes (i) 8,120 shares of Holdings Class A Common Stock issuable upon exercise of stock options that are currently exercisable or exercisable within 60 days of June 25, 2003, (ii) 5,210 shares of Class A Common Stock held by Kristen Larsen, the wife of Mr. Larsen, which may be deemed to be owned by Mr. Larsen and (iii) 5,300 shares of Class A Common Stock held by the Aurora Capital Partners 401(k) Plan for the benefit of Mr. Larsen.

(k)          Mr. Stone maintains his address at c/o Whitney & Co., 177 Broad Street, Stamford, Connecticut, 06901.

(l)             Consists of (i) 2,368,265 shares of Class A Common Stock and (ii) 230,000 shares of Class B Convertible Participating Preferred Stock of Holdings, which are currently convertible into 707,785 shares of Class A Common Stock, owned by Whitney RBHC Investor, LLC and Whitney V, L.P.  To the extent that Mr. Stone participates in the process to vote or to dispose of any shares or warrants held by Whitney RBHC Investor, LLC, he may be deemed under such circumstances for the purposes of Section 13 of the Exchange Act to be the beneficial owner of such securities.  Mr. Stone disclaims beneficial ownership of securities held by Whitney RBHC Investor, LLC.

(m)       Whitney RBHC Investor, LLC maintains its address at 177 Broad Street, Stamford, Connecticut, 06901.

(n)         Consists of (i) 2,368,265 shares of Class A Common Stock and (ii) 230,000 shares of Class B Convertible Participating Preferred Stock of Holdings, which are currently convertible into 707,785 shares of Class A Common Stock, owned by Whitney RBHC Investor, LLC and Whitney V, L.P.

(o)         Consists of warrants to purchase 166,667 shares of Holdings Class A Common Stock.

Change in Control Arrangements

Pursuant to the Amended and Restated Stockholders’ Agreement by and among Holdings, Dr. Hartnett, his affiliates and Whitney and its Affiliates, the parties to the Stockholders’ Agreement have the right to take certain actions, including a forced sale of Holdings.  See Item 13. “Certain Relationships and Related Transactions-Amended and Restated Stockholders’ Agreement.”

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements, as well as other transactions between us and related parties which have taken place during our most recent fiscal year.

Sale of Holdings Class B Exchangeable Convertible Participating Preferred Stock

On July 29, 2002, Dr. Hartnett purchased 10,000 shares and Whitney, through an affiliate, purchased 230,000 shares, of Holdings Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24.0 million.  In connection with the purchase, Holdings paid a fee of $750,000 to Whitney and we amended the terms of our management services agreement with Whitney.  Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of our cash on hand to repurchase approximately $30.4 million in principal amount at maturity of its Discount Debentures.  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  For more information on Whitney’s beneficial ownership of Holdings’ equity securities see “Item 12.  Security Ownership of Certain Beneficial Owners and management.”

The holders of Holdings Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings Common Stock.  The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof.  In either situation, each share of Class B Preferred would yield a number of shares of Holdings Class A Common Stock determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation (which includes anti-dilution protections), a number of shares of Holdings’ Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock.  Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend.   The Class C Preferred Stock is subject to redemption by Holdings at its option but is not subject to mandatory redemption.  The Class D Preferred Stock entitles the holders thereof, upon liquidation, to a payment determined by reference to a formula set forth in Holdings’ Amended and Restated Certificate of Incorporation.

Amended and Restated Shareholders Agreement

On July 29, 2002, in connection with the investment in Holdings by Dr. Hartnett and Whitney, Holdings entered into an Amended and Restated Stockholders’ Agreement with Dr. Hartnett, Hartnett Family Investments, L.P., or the Hartnett Partnership, and certain of Whitney’s affiliates.  The terms of the Amended and Restated Stockholders’ Agreement contain the following provisions:

•                                          Transfer Restrictions

The parties to the agreement agreed to certain restrictions with respect to the sale, transfer or other disposition of Holdings’ capital stock, including:  granting Whitney a right of first offer and certain tag along rights with respect to shares transferred by Dr. Hartnett, and, subject to certain conditions and time limitations, Dr. Hartnett and Whitney have a right to compel the sale of Holdings or its assets.

•                                          Right of First Offer and Participation Right

The parties to the Amended and Restated Stockholders’ Agreement, including Holdings, agreed to certain restrictions with respect to the issuance of new shares of capital stock of Holdings, including the following:

Right of First Offer.  The parties agreed that, so long as Whitney and its affiliates own at least 20% of the Holdings Common Stock that they owned on July 29, 2002, any issuance of new shares of capital stock of Holdings shall be subject to a right of first offer in favor of Whitney.

Participation Rights.  Subject to certain exceptions, if Whitney chooses not to exercise its right of first offer, and Holdings issues new shares, Whitney and Dr. Hartnett shall each have the right to purchase new shares of the same class and series issued by Holdings, at the same price per share and upon the same terms and conditions.  Each party may purchase a number of shares to maintain its ownership percentage prior to such issuance of new shares.  If the exercise by Whitney of such right would cause Whitney’s voting power to exceed 49.9% of Holdings’ Common Stock voting power, then the portion of the purchased securities so exceeding such 49.9% shall be replaced with other non-voting securities of Holdings.

Right of First Offer on Subordinated Debt.  So long as Whitney and its affiliates own at least 25% of the Common

Stock of Holdings that they owned on July 29, 2002, Whitney shall have the right of first offer with respect to any issuance of subordinated debt by Holdings.

•                                          Registration Rights

Piggyback Registration.  Whenever Holdings proposes to register a public offering of its common stock, upon any request by Dr. Hartnett or Whitney, Holdings is required to include their shares in the offering.

Demand Registration.  Commencing on the earlier of (i) 6 months after an effective date of an initial public offering of the Holdings Common Stock and (ii) July 29, 2005, the holders of the majority of shares owned by Whitney shall have the right, on two occasions, to demand that Holdings prepare and file with the Securities and Exchange Commission a registration statement to permit the public offering of the shares owned by those parties demanding such registration.

Holdings will bear all registration expenses, except underwriting discounts and selling commissions, incurred in connection with the registrations described above.  Holdings has agreed with Dr. Hartnett and Whitney to indemnify each other against certain liabilities, including liabilities under federal and state securities laws.

•                                          Special Whitney Privileges

Pursuant to the terms of the Amended and Restated Stockholders’ Agreement,Whitney has a right of first offer and certain tag along rights with respect to shares transferred by Hartnett and is entitled to approve certain actions by us, Holdings and our subsidiaries.  Subject to certain conditions and time limitations, Hartnett and Whitney each have a right to compel the sale of Holdings or its assets.  In addition, until January 1, 2007, each of  Hartnett and Whitney is entitled to elect 4 and 2 members, respectively, to serve along with William Killian on Holdings’ Board of Directors.  Thereafter, each of Hartnett and Whitney is entitled to elect 3 and 2 members, respectively, to serve along with one other person mutually agreeable to Killian, Hartnett, and Whitney.

•                                          Amendment and Termination

The Amended and Restated Stockholders’ Agreement may be terminated and its terms may be amended at any time with the consent of all the parties to the agreement.

Amended and Restated Management Services Agreement

On July 29, 2002, in connection with the investment in Holdings by Dr. Hartnett and Whitney, we entered into an Amended and Restated Management Services Agreement with Whitney.  Pursuant to the agreement, Whitney shall provide certain services to us in exchange for an annual advisory fee of approximately $500,000 (subject to reduction upon the occurrence of certain circumstances).  In addition, we paid Whitney a one-time fee of approximately $800,000.

Retirement of Foreign Debt

In connection with the retirement of foreign debt in February 2003, which is described in more detail in Item 1. Business - History and recent Developments – Certain Payments; Amendment to Senior Credit Facility.”  Holdings raised capital from Dr. Hartnett and Whitney.  On February 6, 2003, Dr. Hartnett and Whitney bought an aggregate of 1,008.41 shares of Holdings’ Class A Preferred Stock for $3 per share, or an aggregate purchase price of approximately $3.0 million.  The Class A Preferred Stock is the most senior of Holdings’ capital stock in terms of liquidation preference and is entitled to an accrued dividend at 8% per annum.  In connection with the sale of the Class A Preferred Stock, we paid to Whitney closing fees in the amount of  $200,000, and reimbursed Whitney for expenses of approximately $35,000 incurred in connection with the purchase.  Pursuant to the terms of the Purchase Agreement for the Class A Common Stock, on February 10, 2003, Holdings exercised its option to repurchase such stock for the purchase price plus all accrued dividends.  Accordingly, no Class A Preferred Stock is outstanding as of the date hereof.  This transaction was unanimously approved by the disinterested members of our Board of Directors of and Holdings’ Board of Directors and the terms thereof were unanimously determined by such Boards of Directors to have been no less favorable to us and Holdings than those that could be obtained on the date thereof in arm’s-length dealings with a person who was not an affiliate of ours or Holdings.

Board Member Relationships

Mr. Stone, a member of our Board of Directors, directs the fund management activities of Whitney, which owns shares of our capital stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Item 14.                            CONTROLS AND PROCEDURES

Our Chief Executive Officer and our acting Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this Annual Report on Form 10-K, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART IV

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)               The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

	(i)	Report of Independent Auditors – Ernst & Young LLP.
	(ii)	Report of Independent Auditors – Arthur Andersen LLP
	(iii)	Consolidated Balance Sheets as of March 29, 2003 and March 30, 2002.
	(iv)	Consolidated Statements of Operations for the Years Ended March 29, 2003, March 30, 2002 and March 31, 2001.
	(v)	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income for the Years Ended March 29, 2003, March 30, 2002 and March 31, 2001.
	(vi)	Consolidated Statements of Cash Flows for the Years March 29, 2003, March 30, 2002 and March 31, 2001.
	(vii)	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is presented in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Exhibits:

The exhibits that are filed as part of this Annual Report on Form 10-K or incorporated by reference herein are set forth in the accompanying Exhibit Index.

(b)              Reports on Form 8-K:

(1)	Current Report on Form 8-K filed on April 28, 2003; and

(2)	Current Report on Form 8-K filed on May 24, 2003.

(c)               Exhibits

The exhibits that are filed as part of this Annual Report on Form 10-K or incorporated by reference herein are set forth in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

July 9, 2003	By:	/s/ Michael J. Hartnett
Michael J. Hartnett President and Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer)

July 9, 2003	By:	/s/ Jane R. Bohrer
Jane R. Bohrer
Acting Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 9, 2003	By:	/s/ Michael J. Hartnett
Michael J. Hartnett Chairman of the Board of Directors, President and Chief Executive Officer

July 9, 2003	By:	/s/ Jane R. Bohrer
Jane R. Bohrer
Acting Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

July 9, 2003	By:	/s/ Kurt B. Larsen
Kurt B. Larsen Director

July 8, 2003	By:	/s/ Robert Anderson
Robert Anderson Director

July 1, 2003	By:	/s/ Richard R. Crowell
Richard R. Crowell Director

July 9, 2003	By:	/s/ Michael J. Stone
Michael J. Stone Director

July 3, 2003	By:	/s/ William P. Killian
William P. Killian Director

EXHIBITS AND FINANCIAL SCHEDULES

                (a)           Exhibits.

Exhibit Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation, dated June 23, 1997, of the Company.
3.2**	Bylaws of the Company.
3.2(a)***	Amendment to the Bylaws of the Company.
4.1**	Indenture, dated as of June 15, 1997 between the Company and the United States Trust Company of New York with forms of Outstanding Note and Exchange Note.
4.1(a)**	Supplemental Indenture, dated as of August 8, 1997 by and between Bremen and United States Trust Company of New York.
4.2**	Global Note Issued to Depository Trust Co., duly authenticated by the Company and United States Trust Company of New York.
4.3***	Stock Option Plan of Holdings, dated as of February 18, 1998 with form of agreement.
4.4***	Form of Stock Transfer Restriction Agreement between Holdings and certain of its stockholders.
4.5***	Form of Amended and Restated Warrant of Holdings.
4.6++	2001 Stock Option Plan of Holdings, dated July, 2001, with form of agreement.
4.7#	Amended and Restated Certificate of Incorporation of Holdings.
10.1**	Lease between General Sullivan Group, Inc. and RBC Bearings, dated July 11, 1995, for West Trenton, New Jersey premises.
10.2**	Lease between Industrial Development Group and the Company, dated March 12, 1996 for Waterbury, Connecticut premises.
10.3**	Executed counterpart of the Pledge and Security Agreement, dated as of September 1, 1994, between the Company, Heller Financial, Inc. and Mark Twain Bank.
10.4**	Loan Agreement, dated as of September 1, 1994, between the South Carolina Job-Economic Development Authority and the Company with respect to the Series 1994A Bonds.
10.5#	Agreement between Bremen, Indiana Plant of SKF USA, Inc. and International Union Automobile, Aerospace and Agricultural Workers of America, U.A.W., Local 1368, effective August 10, 2002.
10.6**	Trust Indenture, dated as of September 1, 1994, between the South Carolina Job-Economic Development Authority and Mark Twain Bank, as Trustee, with respect to the Series 1994A Bonds.

10.7**	Loan Agreement, dated as of September 1, 1994, between the South Carolina Job-Economic Development Authority and the Company, with respect to the Series 1994B Bonds.
10.8**	Trust Indenture, dated as of September 1, 1994, between the South Carolina Job-Economic Development Authority and Mark Twain Bank, as Trustee, with respect to the Series 1994B Bonds.
10.9#

Collective Bargaining Agreement between Heim, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, U.A.W., and Amalgamated Local 376, U.A.W., effective January 31, 2002.

10.10#	Nice Union Agreement, between Nice Ball Bearings, Inc. and United Steelworkers of America, Local 6816-12, effective October 23, 1999.
10.11#	Collective Bargaining Agreement between the Company and the International Union U.A.W. and its Local 502, effective July 1, 2001.
10.11(a)#	Collective Bargaining Agreement between Tyson Bearing Company, Inc. and the United Steelworkers of America, AFL-CIO, Local 7461-01, effective March 30, 2002.
10.12++	Employment Agreement, effective as of December 18, 2000, between the Company and Michael J. Hartnett, Ph.D.
10.13#	Amended and Restated Promissory Note, dated as of December 15, 2000, for $500,000, made by Michael J. Hartnett, Ph.D. and payable to the Company
10.14**	Tax Sharing Agreement effective as of June 23, 1997, by and among Holdings, the Company, ITB, LPP and Nice.
10.15**	Asset Purchase Agreement by and among SKF USA Inc., Bremen and the Company, dated as of August 8, 1997.
10.16***	Amendment to the Letter of Credit Agreement, dated as of June 23, 1998, between the Company and Heller Financial, Inc.
10.17***	Agreement of Lease, dated as of November 1, 1964, between Bremen, Inc. and SKF Industries, Inc. with Assignment and Agreement of Lease, dated August 8, 1997, between SKF USA, Inc. and Bremen Bearings.
10.18†	Loan Agreement, dated as of April 1, 1999, by and between California Infrastructure and Economic Development Bank and the Company.
10.19†	Indenture Of Trust, dated as of April 1, 1999, between California Infrastructure and Economic Development Bank and U.S. Bank Trust National Association, as Trustee.
10.20†	Remarketing Agreement, dated as of April 1, 1999, by and between The Chapman Company and the Company.

10.21†	Tax Regulatory Agreement, dated as of April 1, 1999, by and among California Infrastructure and Economic Development Bank, U.S. Bank Trust National Association, as Trustee, and the Company.
10.22††	Lease Agreement, dated as of December 17, 1999, between Schaublin SA and RBC Schaublin SA.
10.23#	Asset Purchase Agreement, dated September 28, 2001, by and between OBB Acquisition Corp. and Congress Financial Corporation (Southwest).
10.24#	Asset Purchase Agreement, dated September 28, 2001, by and between OBB Acquisition Corp. and Prime Financial Corporation.
10.25++	Credit Agreement, dated May 30, 2002, by and among the Company, certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and lender and GECC Capital Markets Group, Inc.
10.26++	Security Agreement, dated May 30, 2002, by and between the Company, certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and Lender.
10.27++	Pledge Agreement, dated May 30, 2002, by and between the Company, certain of its domestic subsidiaries, General Electric Capital Corporation, as agent and Lender.
10.28++	Preferred Stock Purchase Agreement, dated as of July 29, 2002, by and among Holdings, the Company, Whitney V, L.P. and Michael J. Hartnett, Ph.D.
10.29++	Amended and Restated Stockholders’ Agreement, dated July 29, 2002, by and among Holdings, Michael J. Hartnett, Ph.D., Hartnett Family Investments, L.P., Whitney RBHC Investor, LLC and Whitney V, L.P.
10.30++	Amended and Restated Management Services Agreement, dated July 29, 2002, by and between the Company and Whitney & Co.
10.31#	Preferred Stock Purchase Agreement, dated February 6, 2003, by and among Holdings, the Company, Whitney V, L.P. and Michael J. Hartnett, Ph.D.
10.32#

Second Amended and Restated Stockholders’ Agreement, dated as of February 6, 2003, by and among Holdings, Michael J. Hartnett, Ph.D., Hartnett Family Investments, L.P., Whitney RBHC Investor, LLC and Whitney V, L.P.

10.33#	Subscription Agreement, dated February 6, 2003, by and between the Company and Holdings.
10.34#

Limited Waiver and Amendment No. 1 to Credit Agreement, dated February 5, 2003, by and among the Company, General Electric Capital Corporation, the other Credit Parties signatory thereto and the other Lenders Signatory thereto.

10.35#

Amended and Restated Credit Agreement, dated June 19, 2003, by and among the Company, certain of its subsidiaries, General Electric Capital Corporation, as agent and lender and GECC Capital Markets Group, Inc.

16.1†††	Letter of Arthur Andersen LLP regarding Change in Certifying Accountant.
21.1#	Subsidiaries of the Company
99.1#	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Dr. Michael J. Hartnett.
99.2#	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Acting Chief Financial Officer, Jane Bohrer.

*	Incorporated by reference to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by the Company and its subsidiaries on August 8, 1997 (File no. 333-33085).
**

Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission by the Company and its subsidiaries on October 31, 1997 (File no. 333-33085).

***	Incorporated by reference to the Company’s Annual Report on Form 10-K405 for the year ended March 28, 1998 (File no. 333-33085).
†	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999 (File no. 333-33085).
††	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 1999 (File no. 333-33085).
†††	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 23, 2002.
+	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File no. 333-33085).
++	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2002 (File no. 333-33085).
#	Filed herewith.

CERTIFICATIONS

I, Michael J. Hartnett, President and Chief Executive Officer of Roller Bearing Company of America, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Roller Bearing Company of America, Inc. (the “registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 9, 2003

By:	/s/ Michael J. Hartnett
Michael J. Hartnett
President and Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

CERTIFICATIONS

I, Jane R. Bohrer, Acting Chief Financial Officer and Corporate Controller of Roller Bearing Company of America, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Roller Bearing Company of America, Inc. (the “registrant”);

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 9, 2003

By:	/s/ Jane R. Bohrer
Jane R. Bohrer
Acting Chief Financial Officer and Corporate Controller
(Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s last fiscal year has been sent to security holders.  No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in thousands)

For the year ended March 29, 2003

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at end of period
Bad Debt Reserve	$621	$123	$—	$—	$744

For the year ended March 30, 2002

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at end of period
Bad Debt Reserve	$257	$364	$—	$—	$621

For the year ended March 31, 2001

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at end of period
Bad Debt Reserve	$279	$	$—	$22	$257