Form 10-Q
period 2003-06-28
ROLLER BEARING CO OF AMERICA INC
filed 2003-08-12
CIK 1042465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number:  333-33085

ROLLER BEARING COMPANY OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3426227
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003

Common stock, $01. par value	103

Roller Bearing Company of America, Inc.

Part I

 Item 1.  Financial Information

Roller Bearing Company of America, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share data)

	June 28, 2003	March 29, 2003
	(Unaudited)

ASSETS

Current assets:
Cash	$4,006	$3,552
Accounts receivable, net of allowance for doubtful accounts of $634 at June 28, 2003 and $744 at March 29, 2003	33,224	39,691
Inventories	88,233	86,188
Prepaid expenses and other current assets	6,706	5,434

Total current assets	132,169	134,865

Property, plant and equipment, net accumulated depreciation of $65,393 at June 28, 2003 and $62,962 at March 29, 2003	56,018	57,772
Restricted marketable securities	113	113
Goodwill	25,150	25,150
Intangible assets, net of accumulated amortization of $194 at June 28, 2003 and $105 at March 29, 2003	2,001	2,090
Deferred financing costs, net of accumulated amortization of $6,191 at June 28, 2003 and $5,900 at March 29, 2003	5,224	5,515
Other assets	1,627	1,770

Total assets	$222,302	$227,275

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$14,293	$13,927
Accrued expenses and other current liabilities	8,439	12,817
Current portion of long-term debt	19,226	15,946
Obligations under capital leases, current portion	55	149

Total current liabilities	42,013	42,839

Long-term debt	155,473	157,324

Capital lease obligations, less current portion	112	75

Other non-current liabilities	23,260	23,630

Total liabilities	220,858	223,868

Commitments and contingencies

Stockholder’s equity:
Common stock - $.01 par value; authorized: 1,000 shares; issued and outstanding: 103 shares at June 28, 2003 and at March 29, 2003	—	—
Additional paid-in capital	12,736	12,736
Accumulated other comprehensive income (loss)	(5,874)	(5,829)
Retained earnings (deficit)	(5,418)	(3,500)

Total stockholder’s equity	1,444	3,407

Total liabilities and stockholder’s equity	$222,302	$227,275

See notes to consolidated financial statements

Roller Bearing Company of America, Inc.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended
	June 28, 2003	June 29, 2002

Net sales	$39,737	$38,521

Cost of sales	28,771	27,065

Gross margin	10,966	11,456

Operating expenses:
Selling, general and administrative	6,253	6,269
Other expense, net of other income	134	19
	6,387	6,288

Operating income	4,579	5,168

Interest expense, net	3,572	3,766
Minority interest	4	4

Income before taxes	1,003	1,398

Provision for income taxes	411	573

Net income	$592	$825

See notes to consolidated financial statements

Roller Bearing Company of America, Inc.

Consolidated Statements of Cash Flows(Unaudited)

(dollars in thousands)

	For the Three Months Ended
	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net income	$592	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,428	2,246
Minority interest	4	4
Amortization of intangibles	89	—
Amortization of deferred financing costs	291	293
Changes in working capital:
(Increase) decrease in accounts receivable	6,468	7,076
(Increase) decrease in inventories	(2,046)	(4,503)
(Increase) decrease in prepaid expenses & other current assets	(1,272)	287
(Increase) decrease in other non-current assets	146	(24)
Increase (decrease) in accounts payable & accrued expenses	(4,354)	(2,702)
Increase (decrease) in other non-current liabilities	(37)	45
Net cash provided by operating activities	2,309	3,547

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(670)	(1,610)
Net cash used in investing activities	(670)	(1,610)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	3,000	(28,500)
Proceeds from long term debt	—	40,000
Dividends paid to parent	(2,510)	—
Financing fees paid in connection with new credit facility	—	(2,800)
Payments of bank term loan	(1,572)	(1,841)
Principal payments on capital lease obligations	(58)	(132)
Net cash (used in) provided by financing activities	(1,140)	6,727

Effect of exchange rate changes	(45)	630

Cash and Cash Equivalents:
Increase during the period	454	9,294
Cash, at beginning of period	3,552	7,178
Cash, at end of period	$4,006	$16,472

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,903	$6,099
Income taxes	$62	$99

See notes to consolidated financial statements

Roller Bearing Company of America, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(currencies in thousands, except per share data)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data have been derived from the Company’s audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003 (the “Form 10-K”). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Form 10-K.

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

The Company operates in one business segment in which it manufactures roller bearing components and assembled parts and designs and manufactures high - precision roller and ball bearings.  The Company sells to a wide variety of original equipment manufacturers (“OEMs”) and distributors who are primarily domestic but widely dispersed geographically.

On June 23, 1997, pursuant to a Redemption and Warrant Purchase Agreement dated May 20, 1997, Holdings effected a recapitalization of its outstanding capital stock (including the financing and other transactions consummated by Holdings, the Company and its subsidiaries in connection therewith, the “Recapitalization”).  In connection with the Recapitalization, the Company issued the Senior Subordinated Notes and incurred the Term Loan described in Note 3.  The proceeds therefrom were utilized to pay a dividend to Holdings to finance the redemption of a substantial portion of its common stock, all of its preferred stock and certain outstanding warrants to purchase common stock, and to pay certain Recapitalization fees and expenses. This transaction was further financed from the proceeds of certain debt issued directly by Holdings.  In addition, a new group of investors (who were not previously stockholders of Holdings) purchased shares of common stock and warrants to purchase common stock of Holdings, directly from certain stockholders of Holdings.  The redemption of shares and warrants was treated by Holdings as a recapitalization transaction.

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

During July 2002, Whitney made an additional investment in Holdings which is further discussed in Note 5.

The results of operations for the three month period ended June 28, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation (“ITB”), RBC Linear Precision Products, Inc. (“LPP”), RBC Nice Bearings, Inc. (“Nice”), Bremen Bearings, Inc. (“Bremen”), Miller Bearing Company Inc. (“Miller”), Tyson Bearing Company, Inc. (“Tyson”), Schaublin Holding S.A. (“Schaublin”), RBC de Mexico (“Mexico”), and RBC Oklahoma, Inc. (“RBC Oklahoma”) as well as its Transport Dynamics (“TDC”), Heim (“Heim”) and Engineered Components (“ECD”) divisions.  All material intercompany balances and transactions have been eliminated in consolidation.

1.              Acquisitions by Wholly Owned Subsidiaries

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

2.              Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

	June 28, 2003	March 29, 2003
Raw material	$2,995	$2,707

Work in process	19,074	17,745

Finished goods	66,164	65,736

Total inventories	$88,233	$86,188

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

3.              Debt

In connection with the financing of the Recapitalization disclosed above, the Company issued $110,000 aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007 (the “Notes”). The Notes pay interest semi-annually and mature on June 15, 2007 but may be redeemed at the Company’s option earlier under certain conditions specified in the indenture (the “Indenture”) pursuant to which the Notes were issued.  The Notes are unsecured and subordinate to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company.  The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of the domestic wholly owned subsidiaries of the Company.

The Company and its domestic subsidiaries entered into a $94 million senior Secured Credit Facility, dated May 30, 2002, amended June 19, 2003 and expiring May 30, 2007, with General Electric Capital Corporation, as agent and lender, Congress Financial Corporation (Western), as lender, GECC Capital Markets Group, as lead arranger, and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the “Term Loan”) and a $54 million Revolving Credit Facility.  In connection with this credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property.  In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of the capital stock in its directly owned foreign subsidiaries.  The Company incurred approximately $3,226 of fees primarily related to costs associated with entering into the Senior Credit Facility.  These costs have been capitalized as deferred financing costs and are being amortized over the term of the Term Loan.

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

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of June 28, 2003 and March 29, 2003 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

Consolidated Balance Sheets As of June 28, 2003: (unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY
Assets
Cash	$(125)	$1,347	$2,784	$4,006
Accounts receivable, net	4,443	5,777	23,004	33,224

Raw material	1,016	578	1,401	2,995
Work in process	9,612	3,538	5,924	19,074
Finished goods	25,371	9,477	31,316	66,164
Inventories	35,999	13,593	38,641	88,233
Prepaid expense other current assets	818	243	5,645	6,706
Total current assets	41,135	20,960	70,074	132,169

Property, plant and equipment, net	31,118	3,599	21,301	56,018

Restricted marketable securities	38	—	75	113
Intangible Assets	—	1,528	473	2,001
Goodwill, net	8,054	—	17,096	25,150
Deferred financing costs, net	—	—	5,224	5,224
Other assets	—	947	680	1,627
Total assets	$80,345	$27,034	$114,923	$222,302

Liabilities and Stockholder’s Equity
Accounts payable	$5,626	$2,881	$5,786	$14,293
Intercompany payable (receivables)	66,701	2,411	(69,112)	—
Intercompany loans	—	9,656	(9,656)	—
Current portion of long-term debt	225	376	18,625	19,226
Current portion of obligations under capital leases	27	—	28	55
Accrued expenses and other current liabilities	1,920	2,147	4,372	8,439
Total current liabilities	74,499	17,471	(49,957)	42,013

Long term debt	1,401	—	154,072	155,473
Capital lease obligations, less current portion	—	—	112	112
Other noncurrent liabilities	1,370	431	21,459	23,260
Total liabilities	77,270	17,902	125,686	220,858

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	12,736	12,736
Accumulated other comprehensive income (loss)	—	(1,412)	(4,462)	(5,874)
Total retained earnings	3,075	10,481	(18,974)	(5,418)
Total stockholder’s equity	3,075	9,132	(10,763)	1,444

Total liabilities & stockholder’s equity	$80,345	$27,034	$114,923	$222,302

As of March 29, 2003	SUBTOTAL SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY
Assets
Cash	$(310)	$1,078	$2,784	$3,552

Accounts receivable, net	3,826	5,529	30,336	39,691

Raw material	742	586	1,379	2,707
Work in process	9,659	3,456	4,630	17,745
Finished goods	25,176	10,004	30,556	65,736
Inventories	35,577	14,046	36,565	86,188
Prepaid expense other current assets	866	128	4,440	5,434
Total current assets	39,959	20,781	74,125	134,865

Property, plant and equipment, net	32,081	3,983	21,708	57,772

Restricted marketable securities	38	—	75	113
Goodwill	8,054	—	17,096	25,150
Intangible assets	—	1,617	473	2,090
Deferred financing costs, net	—	—	5,515	5,515
Other assets	—	1,093	677	1,770
Total assets	$80,132	$27,474	$119,669	$227,275
Liabilities and Stockholder’s Equity
Accounts payable	$5,862	$2,901	$5,164	$13,927
Intercompany payable (receivable)	53,115	12,898	(66,013)	—
Current portion of long-term debt	221	—	15,725	15,946
Obligations under capital leases	51	—	98	149
Accrued expenses and other current liabilities	5,829	3,772	3,216	12,817
Total current liabilities	65,078	19,571	(41,810)	42,839

Long term debt	1,459	365	155,500	157,324
Capital lease obligations, less current portion	—	—	75	75
Other noncurrent liabilities	1,384	546	21,700	23,630
Total liabilities	67,921	20,482	135,465	223,868

Stockholder’s equity (deficit):
Common stock	—	63	(63)	—
Additional paid in capital	—	—	12,736	12,736
Accumulated other comprehensive income (loss)	—	(1,367)	(4,462)	(5,829)
Total retained earnings	12,211	8,296	(24,007)	(3,500)
Total stockholder’s equity	12,211	6,992	(15,796)	3,407

Total liabilities & stockholder’s equity	$80,132	$27,474	$119,669	$227,275

Consolidating Statements of Operations

Three months ended June 28, 2003 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$15,745	$6,542	$17,450	$39,737

Cost of sales	12,693	4,494	11,584	28,771

Gross margin	3,052	2,048	5,866	10,966

Selling, general and administrative	1,301	1,156	3,796	6,253
Other expense, net of other income	—	—	134	134

Operating income	1,751	892	1,936	4,579

Interest expense, net	12	93	3,467	3,572
Minority interest	—	4	—	4

Income before taxes	1,739	795	(1,531)	1,003

Provision for income taxes	714	335	(638)	411

Net income	$1,025	$460	$(893)	$592

Consolidating Statements of Operations

Three months ended June 29, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Net sales	$17,547	$3,654	$17,320	$38,521

Cost of sales	13,383	2,464	11,218	27,065

Gross margin	4,164	1,190	6,102	11,456

Selling, general and administrative	1,416	839	4,000	6,255
Other expense, net of other income	6	16	11	33

Operating income	2,742	335	2,091	5,168

Interest expense, net	12	43	3,711	3,766
Minority interest	—	4	—	4
Income before taxes	2,730	288	(1,620)	1,398

Provision for income taxes	1,119	118	(664)	573

Net income	$1,611	$170	$(956)	$825

Consolidated Statements of Cash Flows

Three Months Ended June 28, 2003 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash flows from operating activities:
Net income	$1,025	$460	$(893)	$592
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,020	297	1,111	2,428
Minority interest	—	4	—	4
Amortization of intangibles	—	89	—	89
Amortization of deferred financing costs	—	—	291	291
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(991)	205	3,936	3,150
(Increase) decrease in non-current assets	—	146	—	146
Increase (decrease) in current liabilities	(293)	(408)	(3,653)	(4,354)
Increase (decrease) in non-current liabilities	(14)	(480)	457	(37)

Net cash provided by operating activities	747	313	1,249	2,309

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(484)	(19)	(167)	(670)

Net cash used in investing activities	(484)	(19)	(167)	(670)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	—	—	3,000	3,000
Dividend paid to parent	—	—	(2,510)	(2,510)
Payments on bank term loan	(54)	—	(1,518)	(1,572)
Principal payments on capital lease obligations	(24)	—	(34)	(58)

Net cash used in financing activities	(78)	—	(1,062)	(1,140)

Cash and cash equivalents:
Effect of exchange rate changes	—	(25)	(20)	(45)

Increase (decrease) during the period	185	269	—	454

Cash, at beginning of year	(310)	1,078	2,784	3,552
Cash, at end of period	$(125)	$1,347	$2,784	$4,006

Consolidating Statements of Cash Flows

Three Months Ended June 29, 2002 (Unaudited)	SUBSIDIARY GUARANTORS	NON GUARANTOR SUBSIDIARIES	CORPORATE AND DIVISIONS	TOTAL COMPANY

Cash flows from operating activities:
Net income	$1,611	$170	$(956)	$825
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	919	177	1,150	2,246
Minority interest	—	4	—	4
Amortization of deferred financing costs	—	—	293	293
Changes in working capital, net of acquisitions:
(Increase) decrease in current assets	(411)	20	3,251	2,860
(Increase) decrease in non-current assets	—	—	(454)	(454)
Increase (decrease) in current liabilities	(1,266)	(620)	(386)	(2,272)
Increase (decrease) in non-current liabilities	—	—	45	45

Net cash provided by (used in) operating activities	853	(249)	2,943	3,547

Cash flows from investing activities:
Purchase of property, plant & equipment, net	(659)	(143)	(808)	(1,610)

Net cash used in investing activities	(659)	(143)	(808)	(1,610)

Cash flows from financing activities:
Net increase (decrease)in revolving credit facility	—	—	(28,500)	(28,500)
Proceeds from long term debt	—	—	40,000	40,000
Financing fees paid in connection with the credit facility	—	—	(2,800)	(2,800)
Payments on bank term loan	(59)	(457)	(1,325)	(1,841)
Principal payments on capital lease obligations	(68)	—	(64)	(132)

Net cash used in financing activities	(127)	(457)	7,311	6,727

Cash and cash equivalents:
Effect of exchange rate changes	—	630	—	630

Increase (decrease) during the year	67	(219)	9,446	9,294

Cash, at beginning of year	(240)	1,134	6,284	7,178
Cash, at end of period	$(173)	$915	$15,730	$16,472

Approximately $16,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company’s obligations relating to certain Industrial Development Revenue Bonds. As of June 28, 2003, the Company had the ability to borrow up to an additional $6,497 under the Revolving Credit Facility.

The balances payable under all borrowing facilities are as follows:

	June 28, 2003	March 29, 2003
Senior Subordinated Notes Payable	$110,000	$110,000

Credit Facility

Term Loan, payable in quarterly installments of $1,428, commencing September 30, 2002, with final payment of $12,857 due May 30, 2007; bears interest at variable rates, payable monthly and upon maturity for prime and LIBOR-based elections, respectively	35,714	37,143

Revolving Credit Facility borrowings outstanding	11,482	8,582

Other Loans	848	890

Industrial Development Revenue Bonds

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1, 2017; bears interest at a variable rate, payable monthly through December 2017	7,700	7,700

Series 1994 B bears interest at a variable rate, payable monthly through December 2017	3,000	3,000

Series 1998 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through December 2021	1,155	1,155

Series 1999 tax-exempt industrial development bonds; bearing interest at variable rates, payable monthly through April 2024	4,800	4,800

Total Debt	174,699	173,270

Less: Current Portion	19,226	15,946

Long-Term Debt	$155,473	$157,324

The current portion of long-term debt as of June 28, 2003 and March 29, 2003 includes $11,482 and $8,582, respectively, of  borrowings under the Revolving Credit Facility.

Long-term debt does not include Holdings’ discount debentures.  Holdings relies on the Company for the capital necessary to make its payments under the discount debentures.  The balance outstanding on these debentures as of June 28, 2003 and March 29, 2003 was approximately $37.7 million.  The discount debentures accrue interest at the rate of 13% per annum, with semi-annual interest payments of approximately $2.5 million, and fully mature on June 15, 2009.  Holdings has pledged the stock of the Company as security for the discount debentures.

4.              Comprehensive income

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan additional minimum liability. Total comprehensive income is as follows:

	Three months ended
	June 28, 2003	June 29, 2002

Net income	$592	$825
Foreign currency translation adjustments	(45)	51
Minimum pension liability	—	—
Total comprehensive income	$547	$876

5.              Whitney Transaction

During July 2002, two investors in Holdings purchased an aggregate of 240,000 shares of its Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24,000.  In connection with the purchase, Holdings paid a fee of $750 to one of the investors and amended the terms of its existing management services agreement with an affiliate of the investors.  Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company’s cash on hand to repurchase approximately $30,400 in principal amount at maturity of Holdings’ Discount Debentures issued in connection with the Recapitalization (Note 1).  This repurchase satisfied Holdings’ obligation to make a scheduled redemption payment relating to such debt in December 2002.  Holdings recognized a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406.

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

6.              Stock Compensation

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

	Three Months Ended
Net Income	June 28, 2003	June 29, 2002
As Reported	$592	$825

Pro Forma	$570	$739

The fair value for the Holdings warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate used was 3.5% for fiscal 2003 and 5.7% for fiscal 2001; dividend yields of 0%, volatility factors of expected market price of Holdings common stock of .1% and a weighted-average expected life of the warrants of three years.  There were no issuances during fiscal 2002 that qualified for measurement as compensatory options or warrants.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded warrants which have no vesting restrictions and are fully transferable.  In addition, warrant valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Holdings warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value, estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.

7.              Commitments and Contingencies

The Company enters into government contracts and subcontracts that are subject to audit by the government.  In the opinion of the Company’s management, the results of such audits are not expected to have a material impact on the financial position and results of operations of the Company.

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

CTDEP has requested additional information, which the Company is in the process of developing.  While the Company believes that its total investigation and cleanup costs will not exceed $0.2 million, Connecticut regulators may require additional cleanup or monitoring of the residual contamination at this facility.  If such activities are required, there can be no assurance that the Company’s total investigation and remediation costs will not exceed its $0.2 million estimate.

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

8.              Related Party Transactions

In connection with a management services agreement with Whitney, the company incurred fees of $112 and $37 in the quarters ended June 28, 2003 and June 29, 2002, respectively.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contain forward looking statements that involve risks and uncertainties which could cause actual results to differ materially from those contemplated by the forward looking statements.  These risks and uncertainties include:  our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; we depend heavily on our senior management; unexpected equipment failures may increase our costs and reduce our sales due to production curtailments or shutdowns; we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; the costs and difficulties of integrating acquired business could impede our future growth; the loss of a major customer could have a material adverse effect on our business and operations; the bearing industry is highly competitive and this competition could reduce our profitability or limit our ability to grow; the demand for our products is cyclical, which could adversely impact our revenues; we will require a significant amount of cash to service our debt; our ability to generate cash depends on many factors, some of which are beyond our control; covenant restrictions in our senior credit facility, the Notes indenture and the Discount Debenture indenture may limit our ability to operate our business; our failure to comply with the covenants contained in our senior credit facility, the notes indenture, including due to events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; the interests of certain controlling stockholders could conflict with those of other holders of our securities; and Holdings is dependant upon RBCA to provide all of the funding necessary to meet its obligations under the Discount Debentures.

The following discussion addresses the financial condition of the Company as of June 28, 2003 and the results of its operations for the three month period ended June 28, 2003, compared to the comparable period last year.  The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2003 included in the Form 10-K.

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

•              Accounts Receivable

We are required to estimate the collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.  Changes in required reserves may occur in the future as conditions in the marketplace change.

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

Inventoried costs on long-term contracts include certain preproduction costs, consisting primarily of tooling and design costs and production costs, including applicable overhead.  The costs attributed to units delivered under long-term commercial contracts are based on the estimated average cost of all units expected to be produced, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory during the early years of a contract.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

Net sales for the quarter ended June 28, 2003 were $39.7 million, an increase of $1.2 million or 3.2% over the quarter ended June 29, 2002. The increase in net sales is primarily attributed to stronger sales to the defense and industrial aftermarket industries.

Gross margin decreased by $0.5 million or 4.3% to $11.0 million for the quarter ended June 28, 2003, as compared to the first quarter of last year. Gross margin as a percentage of net sales decreased 2.1%, from 29.7% for the first quarter of fiscal 2003, to 27.6% for the first quarter of fiscal 2003.  This decrease is primarily the result of changes in our product volume/mix.

Selling, general and administrative (“SG&A”) expenses were comparable in the first quarter of each year at $6.3 million.

Operating income decreased by $0.6 million or 9.2% to $4.6 million for the quarter ended June 28, 2003 as compared to $5.2 million for the quarter ended June 29, 2002. The decrease primarily resulted from lower gross margin with expenses remaining comparable.

Interest expense for the first quarter of fiscal 2004 was $3.6 million and $3.8 million in the first quarter of fiscal 2003.

Income before taxes decreased $0.4 million for the quarter ended June 28, 2003 to $1.0 million from $1.4 million for the quarter ended June 29, 2002, as a result lower operating income in the first quarter of fiscal 2004.

Net income for the quarter ended June 28, 2003 reflects a tax provision of $0.4 million compared to $0.6 million for the quarter ended June 29, 2002. Net income decreased by $0.2 million to $0.6 million from $0.8 million for last year, as a result of the lower income before taxes.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cashflow

For the three months ended June 28, 2003, the Company generated cash of $2.3 million from operating activities compared to $3.5 million for the comparable period last year.

Cash used for investing activities for the three months ended June 28, 2003 consisted of $0.7 million relating to capital expenditures compared to $1.6 million for the three months ended June 29, 2002.

For the three months ended June 28, 2003, the Company had net cash used in financing activities of $1.1 million resulting from dividend payments to Holdings of $2.5 million, payments on bank debt of $1.5 million, an increase in amounts outstanding on the revolving credit facility of $3.0 million and payments on capital lease obligations of $0.1 million.  In the first three months of fiscal 2003, the Company had net cash provided by financing activities of $6.7 million, consisting of an issuance of a new bank term loan of $40.0 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $2.8 million, a net decrease in the revolving credit facility of $28.5 million, payments of bank debt of $1.9 million and capital lease obligations of $0.1 million.

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

The proceeds of the term loan were used to pay off our previous senior credit facility, with Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new senior credit facility and for other corporate purposes.  In addition, we have secured the letters of credit issued in connection with our previous senior credit facility pursuant to the new senior credit facility.  The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes.  The revolving credit facility bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%.  We have the right to elect the applicable interest rate on the revolving credit facility.  As of June 28, 2003, letters of credit in a total amount of $20.0 million were issued and $11.5 million has been drawn under the revolving credit facility.

Principal and interest payments under our senior credit facility, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for us.  Holdings is also dependant upon us to make semi-annual interest payments of approximately $2.5 million on Holdings’ discount debentures, which accrue interest at the rate of 13% per annum and mature on June 15, 2009.  The balance outstanding on these debentures as of June 28, 2003 and March 29, 2003 was approximately $37.7 million.  We began making our required quarterly scheduled principal payments under the term loan on September 30, 2002.  The term loan bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%.  We have the right to elect the applicable interest rate on the term loan.  As of June 28, 2003 the blended interest rate on the term loan was 3.66%.

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

As of June 28, 2003, our consolidated coverage ratio was 2.27 to 1.00 and our fixed charge coverage ratio was 1.13 to 1.00.

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

Obligations and Commitments

The following tables outline what we regard as our significant contractual obligations and commercial commitments as of June 28, 2003.  The tables do not represent all of our contractual obligations and commercial commitments that we have entered into.

	Payments Due By Period
	(in thousands)
Significant Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt(1)	$174,699	$17,793	$11,679	$128,572	$16,655
Capital Lease Obligations	167	98	69	—	—
Operating leases (2)	11,913	2,159	3,093	2,542	4,119
Total significant contractual cash obligations	$186,779	$20,050	$14,841	$131,114	$20,774

(1)  Long-term debt obligations include (i) $110.0 million aggregate principal amount of our Notes, (ii) $11.5 million outstanding under the revolving loan portion of our senior credit facility, (iii) $35.7 million outstanding under the term loan portion of our senior credit facility, (iv) $16.7 million aggregate principal amount of our industrial revenue bonds, and (v) other debt of $0.8 million.

(2)  Operating leases are estimated as unchanged from fiscal year end 2003.

•              Capital Expenditures

We made capital expenditures of $6.6 million during fiscal 2003.  We expect to make capital expenditures of approximately $5.0 to $7.0 million during fiscal 2004 in connection with our existing business.  We intend to fund our planned fiscal 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our revolving credit facility.

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

ITEM 4.                  CONTROLS AND PROCEDURES

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has reviewed its disclosure controls and procedures and has concluded, based on its review for the quarterly period ended June 28, 2003, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

31.1 Certification of Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification of Chief Executive Officer (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certification of Chief Financial Officer (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)      Reports on Form 8-K

Current Report on Form 8-K, filed August 5, 2003

Current Report on Form 8-K, filed April 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROLLER BEARING COMPANY OF AMERICA, INC.

August 12, 2003	/s/ Michael J. Hartnett
By: Michael J. Hartnett
President & Chief Executive Officer
Principal Executive Officer

/s/ Daniel A. Bergeron
August 12, 2003	By: Daniel A. Bergeron
Vice President & Chief Financial Officer
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Document Name

31.1	Certification of Chief Executive Officer (pursuant to Section 302 of the Sarbanes- Oxley Act of 2002)

31.2	Certification of Chief Financial Officer (pursuant to Section 302 of the Sarbanes- Oxley Act of 2002)

32.1	Certification of Chief Executive Officer (pursuant to Section 906 of the Sarbanes- Oxley Act of 2002)

32.2	Certification of Chief Financial Officer (pursuant to Section 906 of the Sarbanes- Oxley Act of 2002)