Form 10-Q
period 2003-09-27
ROLLER BEARING CO OF AMERICA INC
filed 2003-11-12
CIK 1042465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________


                                    FORM 10-Q
                FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO______

                            ________________________

                        Commission File Number: 333-33085

                     ROLLER BEARING COMPANY OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                   13-3426227
     (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

                               60 Round Hill Road
                               Fairfield, CT 06824
          (Address of principal executive offices, including zip code)

                                 (203) 255-1511 (Registrant's telephone number,
              including area code)


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



              Class                            Outstanding at November 10, 2003
    ----------------------------               ---------------------------------
    Common stock, $01. par value                          103



                     Roller Bearing Company of America, Inc.

                                      INDEX


                                                                                              Page
Part I            Financial Information

Item 1.           Consolidated Balance Sheets -
                               At September 27, 2003 (unaudited) and March 29, 2003             3

                  Consolidated Statements of Operations - Three months and six months ended September 27, 2003 (unaudited) and
                           September 28, 2002 (unaudited)                                       4

                  Consolidated Statements of Cash Flows - Six months ended
                         September 27, 2003 (unaudited)
                           and September 28, 2002 (unaudited)                                   5

                           Notes to Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                       18

Item 3.           Quantitative and Qualitative Disclosure of Market Risk                       24

Item 4.           Controls and Procedures                                                      25

Part II           Other Information                                                            26

Signatures                                                                                     27

Exhibits                                                                                       28







Part I
      Item 1. Financial Information

                                               Roller Bearing Company of America, Inc.
                                               Consolidated Balance Sheets (Unaudited)
                                             (dollars in thousands, except share data)

                                                                                        September 27,               March 29,
                                                                                            2003                       2003
                                                                                         (Unaudited)
                                                                                     --------------------         ---------------
ASSETS

      Current assets:
            Cash                                                                                 $ 5,286                 $ 3,552
            Accounts receivable, net of allowance for doubtful accounts
               of $590 at September 27, 2003 and $744 at March 29, 2003                           34,775                  39,691
            Inventories                                                                           90,116                  86,188
            Prepaid expenses and other current assets                                              6,893                   5,434

                                                                                     --------------------         ---------------
                  Total current assets                                                           137,070                 134,865
                                                                                     --------------------         ---------------

            Property, plant and equipment, net accumulated depreciation of
                  $67,707 at September 27, 2003 and $62,962 at March 29, 2003                     54,671                  57,772
            Restricted marketable securities                                                          12                     113
            Goodwill                                                                              25,150                  25,150
            Intangible assets, net of accumulated amortization of $277 at September 27, 2003
                  and $105 at March 29, 2003                                                       1,918                   2,090
            Deferred financing costs, net of accumulated amortization of $6,515 at
                  September 27, 2003 and $5,900 at March 29, 2003                                  4,951                   5,515
            Other assets                                                                             858                   1,770

                                                                                     --------------------         ---------------
                  Total assets                                                                 $ 224,630               $ 227,275
                                                                                     ====================         ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

      Current liabilities:
            Accounts payable                                                                    $ 13,344                $ 13,927
            Accrued expenses and other current liabilities                                        10,758                  12,817
            Current portion of long-term debt                                                     17,795                  15,946
            Obligations under capital leases, current portion                                         72                     149

                                                                                     --------------------         ---------------
                  Total current liabilities                                                       41,969                  42,839
                                                                                     --------------------         ---------------

            Long-term debt                                                                       155,413                 157,324

            Capital lease obligations, less current portion                                           60                      75

            Other non-current liabilities                                                         24,777                  23,630

                                                                                     --------------------         ---------------
                  Total liabilities                                                              222,219                 223,868
                                                                                     --------------------         ---------------

      Commitments and contingencies

      Stockholder's equity:
            Common stock - $.01 par value; authorized: 1,000 shares;
                  issued and outstanding:  103 shares at September 27, 2003
                  and at March 29, 2003                                                                -                       -
            Additional paid-in capital                                                            12,736                  12,736
            Accumulated other comprehensive income (loss)                                         (5,944)                 (5,829)
            Retained earnings (deficit)                                                           (4,381)                 (3,500)

                                                                                     --------------------         ---------------
                  Total stockholder's equity                                                       2,411                   3,407
                                                                                     --------------------         ---------------

                  Total liabilities and stockholder's equity                                   $ 224,630               $ 227,275
                                                                                     ====================         ===============



                        See notes to consolidated financial statements


                                               Roller Bearing Company of America, Inc.
                                          Consolidated Statements of Operations (Unaudited)
                                                       (dollars in thousands)



                                                              Three Months Ended                         Six Months Ended
                                                              ------------------                         ----------------
                                                      September 27,       September 28,           September 27,       September 28,
                                             ----------------------------------------    ----------------------------------------
                                                          2003                2002                    2003                2002
                                             ----------------------------------------    ----------------------------------------

Net sales                                               $ 42,449            $ 41,249                $ 82,186            $ 79,770

Cost of sales                                             30,741              29,837                  59,512              56,902
                                             ----------------------------------------    ----------------------------------------

     Gross margin                                         11,708              11,412                  22,674              22,868

Operating expenses:
     Selling, general and administrative                   6,447               6,590                  12,700              12,859
     Other expense, net of other income                      145                  19                     279                  38
                                             ----------------------------------------    ----------------------------------------
                                                           6,592               6,609                  12,979              12,897

     Operating income                                      5,116               4,803                   9,695               9,971

Interest expense, net                                      3,907               3,382                   7,479               7,148
Minority interest                                              4                   7                       8                  11
                                             ----------------------------------------    ----------------------------------------

     Income before taxes                                   1,205               1,414                   2,208               2,812

Provision for income taxes                                   168                 580                     579               1,153
                                             ----------------------------------------    ----------------------------------------

     Net income                                          $ 1,037               $ 834                 $ 1,629             $ 1,659
                                             ========================================    ========================================




                       See notes to consolidated financial statements



                                               Roller Bearing Company of America, Inc.
                                          Consolidated Statements of Cash Flows (Unaudited)
                                                       (dollars in thousands)


                                                                                              For the Six Months Ended
                                                                                        September 27,         September 28,
                                                                                             2003                  2002
                                                                                       ---------------------------------------


  Cash flows from operating activities:
      Net income                                                                                $ 1,629               $ 1,659
      Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation                                                                         4,800                 4,435
             Minority interest                                                                        8                    11
             Amortization of intangibles                                                            172                     -
             Amortization of deferred financing costs                                               615                   574
             Changes in working capital:
                     (Increase) decrease in accounts receivable                                   4,916                 4,154
                     (Increase) decrease in inventories                                          (3,928)               (5,747)
                     (Increase) decrease in prepaid expenses & other current assets              (1,460)                 (618)
                     (Increase) decrease in other non-current assets                                912                   (24)
                     Increase (decrease) in accounts payable & accrued expenses                  (2,641)               (1,050)
                     Increase (decrease) in other non-current liabilities                         1,139                   135
                                                                                       -----------------     -----------------
             Net cash provided by operating activities                                            6,162                 3,529



  Cash flows from investing activities:
      Purchase of property, plant & equipment, net                                               (1,700)               (4,856)
      Sale of restricted marketable securities                                                      101                   679
                                                                                       -----------------     -----------------
             Net cash used in investing activities                                               (1,599)               (4,177)


  Cash flows from financing activities:
      Net (decrease) increase in revolving credit facility                                        3,000               (28,500)
      Proceeds from long term debt                                                                    -                40,000
      Dividends paid to parent                                                                   (2,510)               (5,700)
      Financing fees paid in connection with new credit facility                                    (50)               (2,800)
      Payments of bank term loan                                                                 (3,062)               (2,315)
      Principal payments on capital lease obligations                                               (92)                 (255)
                                                                                       -----------------     -----------------
  Net cash (used in) provided by financing activities                                            (2,714)                  430

      Effect of exchange rate changes                                                              (115)                  521
                                                                                       -----------------     -----------------

  Cash and Cash Equivalents:
      Increase during the period                                                                  1,734                   303
      Cash, at beginning of period                                                                3,552                 7,178
                                                                                       -----------------     -----------------
      Cash, at end of period                                                                    $ 5,286               $ 7,481
                                                                                       =================     =================

  Supplemental disclosures of cash flow information: Cash paid during the period for:
             Interest                                                                           $ 7,189               $ 6,684
                                                                                       =================     =================
             Income taxes                                                                         $ 193                 $ 159
                                                                                       =================     =================




                        See notes to consolidated financial statements

                     Roller Bearing Company of America, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (currencies in thousands, except per share data)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data have been derived from the Company's audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

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

The results of operations for the three month and six month periods ended September 27, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products, Inc. ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearing Company Inc. ("Miller"), Tyson Bearing Company, Inc. ("Tyson"), Schaublin Holding S.A. ("Schaublin"), RBC de Mexico ("Mexico"), and RBC Oklahoma, Inc. ("RBC Oklahoma") as well as its Transport Dynamics ("TDC"), Heim ("Heim") and Engineered Components ("ECD") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

1. Acquisitions by Wholly Owned Subsidiaries

In a transaction effective in December 2002, the Company, through its indirect wholly-owned subsidiary, Schaublin, SA, purchased all of the outstanding capital stock of myonic SAS ("Myonic"). The capital stock of Myonic was purchased from myonic AG, a Swiss corporation. Myonic is engaged in the sale of bearings manufactured by Schaublin S.A. and third parties. The total cash consideration paid for the purchased assets by the Company was $2,822, of which $1,722 was allocated to intangibles. The corporate name of Myonic has since been changed to RBC France SAS.

2. Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

                                     September 27, 2003         March 29, 2003
                                     ------------------         --------------

Raw material                             $  3,129                    $  2,707

Work in process                            18,765                      17,745

Finished goods                             68,222                      65,736
                                          -------                     --------
Total inventories                         $90,116                     $86,188
                                          =======                     ========

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

The Company and its domestic subsidiaries entered into a $94 million senior Secured Credit Facility, dated May 30, 2002, amended June 19, 2003 and expiring May 30, 2007, with General Electric Capital Corporation, as agent and lender, Congress Financial Corporation (Western), as lender, GECC Capital Markets Group, as lead arranger, and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the "Term Loan") and a $54 million Revolving Credit Facility. In connection with this credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property. In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of the capital stock in its directly owned foreign subsidiaries. The Company incurred approximately $3,226 of fees primarily related to costs associated with entering into the Senior Credit Facility. These costs have been capitalized as deferred financing costs and are being amortized over the term of the Term Loan.

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

On June 19, 2003, the Company further amended and restated its senior credit facility in order, among other things, to establish a structure under which the Company now may include certain of its foreign assets within its "borrowing base" which sets forth the amounts that the Company can borrow under the revolving credit facility. In addition, this will simplify the process under which the Company can fund its foreign operations. As part of this amendment, the Company has created inter-company loan and asset pledge arrangements, including pledges of certain foreign assets, that are all ultimately assigned to the lenders as further collateral to secure the borrowings under its new senior credit facility.

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

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of September 27, 2003 and March 29, 2003 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.



Consolidated Balance Sheets                                                    NON             CORPORATE
As of  September  27, 2003: (unaudited)                   SUBSIDIARY         GUARANTOR             AND              TOTAL
                                                          GUARANTORS        SUBSIDIARIES        DIVISIONS          COMPANY
Assets
 Cash                                                       $ (259)           $ 1,464           $ 4,081            $ 5,286
 Accounts receivable, net                                    3,090              5,473            26,212             34,775

   Raw material                                                817                589             1,723              3,129
   Work in process                                           9,294              3,387             6,084             18,765
   Finished goods                                           27,217              9,653            31,352             68,222
                                                 --------------------------------------------------------------------------
       Inventories                                          37,328             13,629            39,159             90,116
 Prepaid expense other current assets                          835                180             5,878              6,893
                                                 --------------------------------------------------------------------------
      Total current assets                                  40,994             20,746            75,330            137,070

 Property, plant and equipment, net                         30,154              3,604            20,913             54,671

 Restricted marketable securities                               12                  -                 -                 12
 Intangible Assets                                               -              1,445               473              1,918
 Goodwill                                                    8,054                  -            17,096             25,150
 Deferred financing costs, net                                   -                  -             4,951              4,951
 Other assets                                                    -                168               690                858
                                                 --------------------------------------------------------------------------
      Total assets                                        $ 79,214           $ 25,963         $ 119,453          $ 224,630
                                                 ==========================================================================


Liabilities and Stockholder's Equity
 Accounts payable                                          $ 4,745            $ 2,855           $ 5,744           $ 13,344
 Intercompany payable (receivables)                         62,490              3,308           (65,798)                 -
 Intercompany loans                                              -              9,327            (9,327)                 -
 Current portion of long-term debt                             230                368            17,197             17,795
 Current portion of obligations under capital leases            11                  -                61                 72
 Accrued expenses and other current liabilities              4,086              1,689             4,983             10,758
                                                 --------------------------------------------------------------------------
      Total current liabilities                             71,562             17,547           (47,140)            41,969

  Long term debt                                             1,342                  -           154,071            155,413
 Capital lease obligations, less current portion                 -                  -                60                 60
 Other noncurrent liabilities                                1,289                493            22,995             24,777
                                                 --------------------------------------------------------------------------
      Total liabilities                                     74,193             18,040           129,986            222,219

Stockholder's equity (deficit):
 Common stock                                                    -                 63               (63)                 -
 Additional paid in capital                                      -                  -            12,736             12,736
 Accumulated other comprehensive income (loss)                   -             (1,482)           (4,462)            (5,944)
 Total retained earnings                                     5,021              9,342           (18,744)            (4,381)
                                                 --------------------------------------------------------------------------
 Total stockholder's equity                                  5,021              7,923           (10,533)             2,411

                                                 --------------------------------------------------------------------------
     Total liabilities & stockholder's equity             $ 79,214           $ 25,963         $ 119,453          $ 224,630
                                                 ==========================================================================






                                                                               NON             CORPORATE
As of March 29, 2003                                     SUBSIDIARY         GUARANTOR             AND              TOTAL
                                                         GUARANTORS        SUBSIDIARIES        DIVISIONS          COMPANY
Assets
 Cash                                                       $ (310)           $ 1,078           $ 2,784            $ 3,552
 Accounts receivable, net                                    3,826              5,529            30,336             39,691

   Raw material                                                742                586             1,379              2,707
   Work in process                                           9,659              3,456             4,630             17,745
   Finished goods                                           25,176             10,004            30,556             65,736
                                                 --------------------------------------------------------------------------
       Inventories                                          35,577             14,046            36,565             86,188
 Prepaid expense other current assets                          866                128             4,440              5,434
                                                 --------------------------------------------------------------------------
      Total current assets                                  39,959             20,781            74,125            134,865

 Property, plant and equipment, net                         32,081              3,983            21,708             57,772

 Restricted marketable securities                               38                  -                75                113
 Goodwill                                                    8,054                  -            17,096             25,150
 Intangible assets                                               -              1,617               473              2,090
 Deferred financing costs, net                                   -                  -             5,515              5,515
 Other assets                                                    -              1,093               677              1,770
                                                 --------------------------------------------------------------------------
      Total assets                                        $ 80,132           $ 27,474         $ 119,669          $ 227,275
                                                 ==========================================================================

Liabilities and Stockholder's Equity
 Accounts payable                                          $ 5,862            $ 2,901           $ 5,164           $ 13,927
 Intercompany payable (receivable)                          53,115             12,898           (66,013)                 -
 Current portion of long-term debt                             221                  -            15,725             15,946
 Obligations under capital leases                               51                  -                98                149
 Accrued expenses and other current liabilities              5,829              3,772             3,216             12,817
                                                 --------------------------------------------------------------------------
      Total current liabilities                             65,078             19,571           (41,810)            42,839

 Long term debt                                              1,459                365           155,500            157,324
 Capital lease obligations, less current portion                 -                  -                75                 75
 Other noncurrent liabilities                                1,384                546            21,700             23,630
                                                 --------------------------------------------------------------------------
      Total liabilities                                     67,921             20,482           135,465            223,868

Stockholder's equity (deficit):
 Common stock                                                    -                 63               (63)                 -
 Additional paid in capital                                      -                  -            12,736             12,736
 Accumulated other comprehensive income (loss)                   -             (1,367)           (4,462)            (5,829)
 Total retained earnings                                    12,211              8,296           (24,007)            (3,500)
                                                 --------------------------------------------------------------------------
 Total stockholder's equity                                 12,211              6,992           (15,796)             3,407

                                                 --------------------------------------------------------------------------
 Total liabilities & stockholder's equity                 $ 80,132           $ 27,474         $ 119,669          $ 227,275
                                                 ==========================================================================




Consolidating Statements of Operations                                          NON           CORPORATE
                                                            SUBSIDIARY        GUARANTOR           AND             TOTAL
    Three months ended September 27, 2003 (Unaudited)       GUARANTORS      SUBSIDIARIES      DIVISIONS         COMPANY

    Net sales                                                $ 19,282          $ 5,630         $ 17,537         $ 42,449

    Cost of sales                                              15,287            4,005           11,449           30,741
                                                     --------------------------------------------------------------------

    Gross margin                                                3,995            1,625            6,088           11,708

       Selling, general and administrative                      1,347            1,099            4,001            6,447
       Other expense, net of other income                          29                -              116              145
                                                     --------------------------------------------------------------------

    Operating income                                            2,619              526            1,971            5,116

       Interest expense, net                                        9              108            3,790            3,907
       Minority interest                                            -                4                -                4
                                                     --------------------------------------------------------------------

    Income (loss) before taxes                                  2,610              414           (1,819)           1,205

    Provision for (benefit from) income taxes                   1,069             (166)            (735)             168
                                                     --------------------------------------------------------------------

    Net income (loss)                                         $ 1,541            $ 580         $ (1,084)         $ 1,037
                                                     ====================================================================



Consolidating Statements of Operations                                          NON           CORPORATE
                                                           SUBSIDIARY        GUARANTOR           AND             TOTAL
    Three months ended September 28, 2002 (Unaudited)      GUARANTORS       SUBSIDIARIES      DIVISIONS         COMPANY

    Net sales                                                $ 20,671          $ 4,746         $ 15,832         $ 41,249

    Cost of sales                                              16,750            3,813            9,274           29,837
                                                     --------------------------------------------------------------------

    Gross margin                                                3,921              933            6,558           11,412

       Selling, general and administrative                      1,392              862            4,336            6,590
       Other expense, net of other income                          17               15              (13)              19
                                                     --------------------------------------------------------------------

    Operating income                                            2,512               56            2,235            4,803

       Interest expense, net                                       13              141            3,228            3,382
       Minority interest                                            -                7                -                7
                                                     --------------------------------------------------------------------

    Income (loss) before taxes                                  2,499              (92)            (993)           1,414

    Provision for income taxes                                      -                -              580              580
                                                     --------------------------------------------------------------------

    Net income (loss)                                         $ 2,499            $ (92)        $ (1,573)           $ 834
                                                     ====================================================================



Consolidating Statements of Operations                                         NON
                                                           SUBSIDIARY       GUARANTOR        CORPORATE          TOTAL
    Six months ended September 27, 2003 (Unaudited)        GUARANTORS      SUBSIDIARIES    AND DIVISIONS       COMPANY

    Net sales                                                $ 35,027         $ 12,172         $ 34,987         $ 82,186

    Cost of sales                                              27,980            8,499           23,033           59,512
                                                     --------------------------------------------------------------------

    Gross margin                                                7,047            3,673           11,954           22,674

       Selling, general and administrative                      2,648            2,255            7,797           12,700
       Other expense, net of other income                          29                -              250              279
                                                     --------------------------------------------------------------------

    Operating income                                            4,370            1,418            3,907            9,695

       Interest expense, net                                       21              201            7,257            7,479
       Minority interest                                            -                8                -                8
                                                     --------------------------------------------------------------------

    Income (loss) before taxes                                  4,349            1,209           (3,350)           2,208

       Provision for (benefit from) income taxes                1,783              169           (1,373)             579
                                                     --------------------------------------------------------------------

    Net income (loss)                                         $ 2,566          $ 1,040         $ (1,977)         $ 1,629
                                                     ====================================================================


Consolidating Statements of Operations                                         NON
                                                           SUBSIDIARY       GUARANTOR        CORPORATE          TOTAL
    Six months ended September 28, 2002 (Unaudited)        GUARANTORS      SUBSIDIARIES    AND DIVISIONS       COMPANY

    Net sales                                                $ 38,218          $ 8,400         $ 33,152         $ 79,770

    Cost of sales                                              30,133            6,277           20,492           56,902
                                                     --------------------------------------------------------------------

    Gross margin                                                8,085            2,123           12,660           22,868

       Selling, general and administrative                      2,808            1,701            8,350           12,859
       Other expense, net of other income                          23               31              (16)              38
                                                     --------------------------------------------------------------------

    Operating income                                            5,254              391            4,326            9,971

       Interest expense, net                                       13              141            6,994            7,148
       Minority interest                                            -               11                -               11
                                                     --------------------------------------------------------------------

    Income (loss) before taxes                                  5,241              239           (2,668)           2,812

    Provision for income taxes                                      -                -            1,153            1,153
                                                     --------------------------------------------------------------------

    Net income (loss)                                         $ 5,241            $ 239         $ (3,821)         $ 1,659
                                                     ====================================================================




Consolidated Statements of Cash Flows
                                                                                  NON            CORPORATE
                                                            SUBSIDIARY         GUARANTOR            AND               TOTAL
Six Months Ended September 27, 2003 (Unaudited)             GUARANTORS        SUBSIDIARIES       DIVISIONS           COMPANY

Cash flows from operating activities:
Net income (loss)                                              $ 2,566           $ 1,040           $ (1,977)          $ 1,629
Adjustments to reconcile net income to net cash
provided by operations:
     Depreciation                                                2,003               443              2,354             4,800
     Minority interest                                               -                 8                  -                 8
     Amortization of intangibles                                     -               172                  -               172
     Amortization of deferred financing costs                        -                 -                615               615
     Changes in working capital, net of acquisitions:                                                                       -
       (Increase) decrease in current assets                      (984)              421                 91              (472)
       (Increase) decrease in non-current assets                     -               925                (13)              912
       Increase (decrease) in current liabilities               (2,568)           (2,423)             2,350            (2,641)
       Increase (decrease) in  non-current liabilities             (95)              (53)             1,287             1,139
                                                    --------------------------------------------------------------------------

   Net cash provided by operating activities                       922               533              4,707             6,162

Cash flows from investing activities:
     Purchase of property, plant & equipment, net                 (749)              (32)              (919)           (1,700)
     Sale of restricted marketable securities                       26                 -                 75               101
                                                    --------------------------------------------------------------------------

   Net cash used in investing activities                          (723)              (32)              (844)           (1,599)

Cash flows from financing activities:
    Net increase in revolving credit facility                        -                 -              3,000             3,000
    Dividend paid to parent                                          -                 -             (2,510)           (2,510)
    Deferred financing costs                                         -                 -                (50)              (50)
    Payments on bank term loan                                    (108)                -             (2,954)           (3,062)
    Principal payments on capital lease obligations                (40)                -                (52)              (92)
                                                    --------------------------------------------------------------------------

   Net cash used in financing activities                          (148)                -             (2,566)           (2,714)

Cash and cash equivalents:
   Effect of exchange rate changes                                   -              (115)                 -              (115)
                                                    --------------------------------------------------------------------------

   Increase during the period                                       51               386              1,297             1,734

Cash, at beginning of year                                        (310)            1,078              2,784             3,552
                                                    --------------------------------------------------------------------------
Cash, at end of period                                          $ (259)          $ 1,464            $ 4,081           $ 5,286
                                                    ==========================================================================



Consolidating Statements of Cash Flows
                                                                                 NON             CORPORATE
                                                            SUBSIDIARY         GUARANTOR            AND              TOTAL
Six Months Ended September 28, 2002 (Unaudited)             GUARANTORS       SUBSIDIARIES        DIVISIONS           COMPANY

Cash flows from operating activities:
Net income (loss)                                                 $ 5,241              $ 239          $ (3,821)           $ 1,659
Adjustments to reconcile net income to net cash
provided by operations:
     Depreciation                                                   2,464                310             1,661              4,435
     Minority interest                                                  -                 11                 -                 11
     Amortization of deferred financing costs                           -                  -               574                574
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                       (1,687)            (1,180)              656             (2,211)
       (Increase) decrease in non-current assets                        -                  -               (24)               (24)
       Increase (decrease) in current liabilities                  (4,334)               753             2,531             (1,050)
       Increase (decrease) in  non-current liabilities                  -                  -               135                135
                                                        --------------------------------------------------------------------------

   Net cash provided by (used in) operating activities              1,684                133             1,712              3,529

Cash flows from investing activities:
     Purchase of property, plant & equipment, net                  (2,143)              (471)           (2,242)            (4,856)
     Sale of restricted marketable securities                         679                  -                 -                679
                                                        --------------------------------------------------------------------------

   Net cash used in investing activities                           (1,464)              (471)           (2,242)            (4,177)

Cash flows from financing activities:
     Net increase (decrease)in revolving credit facility                -                  -           (28,500)           (28,500)
     Proceeds from long term debt                                       -                  -            40,000             40,000
     Dividend paid to parent                                            -                  -            (5,700)            (5,700)
     Financing fees paid in connection with the credit facility         -                  -            (2,800)            (2,800)
     Payments on bank term loan                                       (99)              (841)           (1,375)            (2,315)
     Principal payments on capital lease obligations                  (73)               (29)             (153)              (255)
                                                        --------------------------------------------------------------------------

   Net cash provided by (used in) financing activities               (172)              (870)            1,472                430

Cash and cash equivalents:
   Effect of exchange rate changes                                      -                521                 -                521
                                                        --------------------------------------------------------------------------

   Increase (decrease) during the year                                 48               (687)              942                303

Cash, at beginning of year                                           (240)             1,134             6,284              7,178
                                                        --------------------------------------------------------------------------
Cash, at end of period                                             $ (192)             $ 447           $ 7,226            $ 7,481
                                                        ==========================================================================



Approximately $16,900 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds. As of September 27, 2003, the Company had the ability to borrow up to an additional $4,758 under the Revolving Credit Facility.




The balances payable under all borrowing facilities are as follows:
                                                                                    September 27,   March 29,
                                                                                       2003           2003
                                                                                ------------------------------

Senior Subordinated Notes Payable                                                    $110,000       $110,000
---------------------------------

Credit Facility
---------------

Term Loan, payable in quarterly installments of $1,428, commencing September 30,
2002, with final payment of $12,857 due May 30, 2007; bears interest at variable rates, payable monthly and upon
maturity for prime and LIBOR-based elections, respectively                             34,285         37,143

Revolving Credit Facility borrowings outstanding                                       11,482          8,582

Other Loans                                                                               786            890
----------
Industrial Development Revenue Bonds
------------------------------------

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on
September 1, 2017;  bears interest at a variable rate,  interest payable                7,700          7,700
monthly through December 2017
Series  1994 B bears  interest  at a  variable  rate,  interest  payable
monthly through December 2017                                                           3,000          3,000
Series 1998 tax-exempt industrial development bonds; bearing interest
at variable rates, interest payable monthly through December 2021                       1,155          1,155

Series 1999 tax-exempt industrial development bonds; bearing
interest at variable rates, interest payable monthly through April 2024                 4,800          4,800
                                                                                    ---------       --------
Total Debt                                                                            173,208        173,270

Less:  Current Portion                                                                 17,795         15,946
                                                                                    ---------       --------

Long-Term Debt                                                                       $155,413       $157,324
                                                                                    =========       ========


The current portion of long-term debt as of September 27, 2003 and March 29, 2003 includes $11,482 and $8,582, respectively, of borrowings under the Revolving Credit Facility.

Long-term debt does not include Holdings' discount debentures. Holdings relies on the Company for the capital necessary to make its payments under the discount debentures. The balance outstanding on these debentures as of September 27, 2003 and March 29, 2003 was approximately $37.8 million. The discount debentures accrue interest at the rate of 13% per annum, with semi-annual interest payments of approximately $2.5 million, and fully mature on June 15, 2009. Holdings has pledged the stock of the Company as security for the discount debentures.

4.       Comprehensive income

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan additional minimum liability. Total comprehensive income is as follows:



                                                       Fiscal Quarter Ended                 Six Months Ended
                                                       --------------------                 ----------------
                                                September 27,      September 28,     September 27,    September 28,
                                                    2003                2002             2003              2002
                                                    ----               -----            -----              -----

Net income                                        $ 1,037               834           $ 1,629           $ 1,659
Foreign currency translation adjustments              (70)             (186)             (115)             (136)
                                                  -------           -------           -------           -------
Total comprehensive income                        $   967           $   648           $ 1,514           $ 1,523
                                                  =======           =======           =======           ========


5. Whitney Transaction

During July 2002, two investors in Holdings purchased an aggregate of 240,000 shares of its Class B Exchangeable Convertible Participating Preferred Stock in exchange for gross proceeds of $24,000. In connection with the purchase, Holdings paid a fee of $750 to one of the investors and amended the terms of its existing management services agreement with an affiliate of the investors. Following the closing of the sale, Holdings utilized the proceeds of the sale and certain of the Company's cash on hand to repurchase approximately $30,400 in principal amount at maturity of Holdings' Discount Debentures issued in connection with the Recapitalization (Note 1). This repurchase satisfied Holdings' obligation to make a scheduled redemption payment relating to such debt in December 2002. Holdings recognized a pretax gain on the extinguishment of this debt obligation of approximately $780, net of transaction expenses of $406.

The holders of Holdings' Class B Preferred Stock are entitled to an 8% per annum accumulating dividend and are further entitled to participate in any dividends paid to the holders of shares of Holdings' Common Stock. The Class B Preferred Stock is subject to conversion by Holdings or exchange by the holders thereof. In either situation, each share of Class B Preferred would yield a number of shares of Holdings' Class A Common Stock determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation (which includes anti-dilution protections), a number of shares of Holdings' Class C Redeemable Preferred Stock also determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation and one share of Class D Preferred Stock. Any holders of Class C Preferred Stock would be entitled to an 8% per annum accumulating dividend. The Class C Preferred Stock is subject to redemption by Holdings at its option but is not subject to mandatory redemption. The Class D Preferred Stock entitles the holders thereof, upon liquidation, to a payment determined by reference to a formula set forth in Holdings' Amended and Restated Certificate of Incorporation.

6. Stock Compensation

Management participates in Holdings' stock option compensation plan. The Company accounts for these options and warrants using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized since all grants were issued at the fair market value of Holding's common stock at the date of the grant. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been reduced to the following pro forma amounts:


                                       Fiscal Quarter Ended                       Six Months Ended
                                       --------------------                       ----------------
Net Income                  September 27, 2003    September 28, 2002    September 27, 2003   September 28, 2002

As Reported                       $1,037                $ 834                $ 1,629              $ 1,659

Pro Forma                         $1,037                $ 750                $ 1,611              $ 1,490


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

7. Commitments and Contingencies

The Company enters into government contracts and subcontracts that are subject to audit by the government. In the opinion of the Company's management, the results of such audits are not expected to have a material impact on the financial position and results of operations of the Company.

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

8. Related Party Transactions

In connection with a management services agreement with Whitney, the company incurred fees of $225 and $74 in the six month periods ended September 27, 2003 and September 28, 2002, respectively.

9. Income Taxes

The Company is included in the consolidated tax return of Holdings and calculates its provision for income taxes on a separate entity basis. The difference between the statutory and effective tax rates is primarily due to the state tax benefit on domestic losses and lower international tax rates on income from foreign operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information and current statements contained in this Quarterly Report on Form 10-Q, certain matters discussed herein, including, without limitation, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contain forward looking statements that involve risks and uncertainties which could cause actual results to differ materially from those contemplated by the forward looking statements. These risks and uncertainties include: our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings; we depend heavily on our senior management; unexpected equipment failures may increase our costs and reduce our sales due to production curtailments or shutdowns; we may not be able to continue to make the acquisitions necessary for us to realize our growth strategy; the costs and difficulties of integrating acquired business could impede our future growth; the loss of a major customer could have a material adverse effect on our business and operations; the bearing industry is highly competitive and this competition could reduce our profitability or limit our ability to grow; the demand for our products is cyclical, which could adversely impact our revenues; we will require a significant amount of cash to service our debt; our ability to generate cash depends on many factors, some of which are beyond our control; covenant restrictions in our senior credit facility, the Notes indenture and the Discount Debenture indenture may limit our ability to operate our business; our failure to comply with the covenants contained in our senior credit facility, the notes indenture, including due to events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and financial condition; the interests of certain controlling stockholders could conflict with those of other holders of our securities; and Holdings is dependant upon RBCA to provide all of the funding necessary to meet its obligations under the Discount Debentures.

The following discussion addresses the financial condition of the Company as of September 27, 2003 and the results of its operations for the three month and six month periods ended September 27, 2003, compared to the comparable period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2003 included in the Form 10-K.

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

            o           Revenue Recognition

For revenues not recognized under the contract method of accounting, as described below, we recognize revenues from the sale of products at the point of passage of title, which is at the time of shipment.

We also have sales under long-term, fixed-priced contracts, many of which contain escalation clauses, requiring delivery of products over several years and frequently providing the buyer with option pricing on follow-on orders. Sales and profits on each contract are recognized in accordance with the percentage-of-completion method of accounting, using the units-of-delivery method. We follow the guidelines of Statement of Position, or SOP, 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (the contract method of accounting).

            o           Accounts Receivable

We are required to estimate the collect ability of our accounts receivable, which requires a considerable amount of judgment in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Changes in required reserves may occur in the future as conditions in the marketplace change.

            o           Inventory

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

            o           Goodwill and Intangible Assets

We have significant amounts of goodwill and intangible assets. The determination of whether or not goodwill or intangible assets has become impaired involves a significant amount of judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended  September 27, 2003 Compared to Three Months Ended  September
--------------------------------------------------------------------------------
28, 2002
--------

Net sales for the quarter ended September 27, 2003 were $42.4 million, an increase of $1.2 million or 2.9% over the quarter ended September 28, 2002. The increase in net sales is primarily attributed to stronger sales to the defense and industrial aftermarket industries.

Gross margin increased by $0.3 million or 2.6% to $11.7 million for the quarter ended September 27, 2003, as compared to the second quarter of last year. Gross margin as a percentage of net sales decreased 0.1%, from 27.7% for the second quarter of fiscal 2003, to 27.6% for the second quarter of fiscal 2004. This decrease is primarily the result of changes in our product volume/mix.

Selling, general and administrative ("SG&A") expense decreased $0.2 million in the second quarter of fiscal 2004 to $6.4 million from $6.6 for the second quarter of fiscal 2003.

Operating income increased $0.3 million to $5.1 million for the quarter ended September 27, 2003 as compared to $4.8 million for the quarter ended September 28, 2002. The increase primarily resulted from higher gross margin.

Interest expense for the second quarter of fiscal 2004 was $3.9 million and $3.4 million in the second quarter of fiscal 2003.

Income before taxes decreased $0.2 million for the quarter ended September 27, 2003 to $1.2 million from $1.4 million for the quarter ended September 28, 2002, as a result of higher interest expense in the second quarter of fiscal 2004.

Net income for the quarter ended September 27, 2003 reflects a tax provision of $0.2 million compared to $0.6 million for the quarter ended September 28, 2002. Net income increased by $0.2 million to $1.0 million from $0.8 million for last year, as a result of the international and domestic tax rates. The difference between the statutory and effective tax rates is primarily due to the state tax benefit on domestic losses and lower international tax rates on income from foreign operations.

Six Months Ended  September 27, 2003 Compared to Six Months Ended  September 28,
--------------------------------------------------------------------------------
2002
----

Net sales for the first half ended September 27, 2003 were $82.2 million, an increase of $2.4 million or 3.0% over the first half ended September 28, 2002. The increase in net sales is primarily attributed to stronger sales to the defense and industrial aftermarket industries.

Gross margin decreased by $0.2 million or 0.9% to $22.7 million for the first half ended September 27, 2003, as compared to the first half of last year. Gross margin as a percentage of net sales decreased 1.1%, from 28.6% for the first half of fiscal 2003, to 27.6% for the first half of fiscal 2004. This decrease is primarily the result of changes in our product volume/mix.

Selling, general and administrative ("SG&A") expense decreased $0.2 million in the first half of fiscal 2004 to $12.7 million from $12.9 for the first half of fiscal 2003.

Operating income decreased $0.3 million to $9.7 million for the first half ended September 27, 2003 as compared to $10.0 million for the first half ended
September 28, 2002. The decrease primarily resulted from higher operating expenses in the first half of fiscal 2004.

Interest expense for the first half of fiscal 2004 was $7.5 million and $7.1 million in the first half of fiscal 2003.

Income before taxes decreased $0.6 million for the first half ended September 27, 2003 to $2.2 million from $2.8 million for the first half ended September 28, 2002, as a result of higher interest expense in the first half of fiscal 2004.

Net income for the first half ended September 27, 2003 reflects a tax provision of $0.6 million compared to $1.2 million for the first half ended September 28, 2002. Net income was $1.6 million for the first six months of both fiscal 2004 and fiscal 2003. . The difference between the statutory and effective tax rates is primarily due to the state tax benefit on domestic losses and lower international tax rates on income from foreign operations.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

    Cashflow
    --------
For the six months ended September 27, 2003, the Company generated cash of $6.2 million from operating activities compared to $3.5 million for the comparable period last year.

Cash used for investing activities for the six months ended September 27, 2003 consisted of $1.7 million relating to capital expenditures compared to $4.9 million for the six months ended September 28, 2002.

For the six months ended September 27, 2003, the Company had net cash used in financing activities of $2.7 million resulting from dividend payments to Holdings of $2.5 million, payments on bank debt of $3.1 million, an increase in amounts outstanding on the revolving credit facility of $3.0 million and payments on capital lease obligations of $0.1 million. In the first six months of fiscal 2003, the Company had net cash provided by financing activities of $0.4 million, consisting of an issuance of a new bank term loan of $40.0 million, dividend payments to Holdings of $5.7 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $2.8 million, a net decrease in the revolving credit facility of $28.5 million, payments of bank debt of $2.3 million and capital lease obligations of $0.3 million.

   Liquidity
   ---------

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

The proceeds of the term loan were used to pay off our previous senior credit facility, with Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new senior credit facility and for other corporate purposes. In addition, we have secured the letters of credit issued in connection with our previous senior credit facility pursuant to the new senior credit facility. The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes. The revolving credit facility bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%. We have the right to elect the applicable interest rate on the revolving credit facility. As of September 27, 2003, letters of credit in a total amount of $20.0 million were issued and $11.5 million has been drawn under the revolving credit facility.

Principal and interest payments under our senior credit facility, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for us. Holdings is also dependant upon us to make semi-annual interest payments of approximately $2.5 million on Holdings' discount debentures, which accrue interest at the rate of 13% per annum and mature on June 15, 2009. The balance outstanding on these debentures as of September 27, 2003 and March 29, 2003 was approximately $37.7 million. We began making our required quarterly scheduled principal payments under the term loan on September 30, 2002. The term loan bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%. We have the right to elect the applicable interest rate on the term loan. As of September 27, 2003 the blended interest rate on the term loan was 3.66%.

On June 19, 2003, we further amended and restated our senior credit facility in order, among other things, to establish a structure under which we now may include certain of our foreign assets within our "borrowing base" which sets forth the amounts that we can borrow under the revolving credit facility. In addition, this will simplify the process under which we can fund our foreign operations. As part of this amendment, we have created inter-company loan and asset pledge arrangements, including pledges of certain foreign assets, that are all ultimately assigned to the lenders as further collateral to secure the borrowings under our new senior credit facility.

In connection with the financing of Holdings' 1997 recapitalization, we issued $110.0 million aggregate principal amount of 9 5/8% Senior Subordinated Notes due 2007. The Notes pay interest semi-annually and mature on June 15, 2007 but may be redeemed at our option earlier under certain conditions specified in the indenture pursuant to which the Notes were issued. The Notes are unsecured and subordinate to all of our existing and future senior indebtedness. The Notes are fully, unconditionally and irrevocably guaranteed jointly and severally, on a senior subordinated basis by each of our domestic wholly-owned subsidiaries.

Our senior credit facility, the indenture for the Notes and the indenture for the Discount Debentures contain affirmative and negative covenants and other terms customary to such financings, including requirements that we maintain specified financial ratios, including the following:

            o Consolidated Coverage Ratio - Pursuant to the terms of the indenture for the Notes, we may not incur additional indebtedness if, after giving retroactive effect to such incurrence, our consolidated EBITDA to consolidated interest expense ratio will be less than 2.25 to 1.00 for the prior four fiscal quarters. Pursuant to the indenture for the Discount Debentures, Holdings and its subsidiaries (including us) may not incur additional indebtedness, if as a result our consolidated coverage ratio will be less than 2.00 to 1.00.

            o Fixed Charge Coverage Ratio - Pursuant to the terms of our senior credit facility, Holdings' ratio (on a consolidated basis) of EBITDA less capital expenditures and income taxes to fixed charges, at the end of each fiscal quarter, shall not be less than 1.10 to 1.00.

As of September 27, 2003, our consolidated coverage ratio was 2.28 to 1.00 and our fixed charge coverage ratio was 1.23 to 1.00.

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

   Obligations and Commitments
   ---------------------------

The following tables outline what we regard as our significant contractual obligations and commercial commitments as of September 27, 2003. The tables do not represent all of our contractual obligations and commercial commitments that we have entered into.

                                                                        Payments Due By Period
                                                                            (in thousands)

                                                                     Less Than                              More than
Significant Contractual Obligations                      Total        1 Year    1 to 3 Years  3 to 5 Years    5 Years
                                                   ------------------------------------------------------------------
Long-term debt(1)                                      $173,208      $17,795      $11,614     $127,144       $16,655
Capital Lease Obligations                                   132           69           63            -             -
Operating leases (2).........................            11,913        2,159        3,093        2,542         4,119
                                                   ------------------------------------------------------------------
Total significant contractual cash obligations         $185,253      $20,023      $14,770     $129,686       $20,774
=====================================================================================================================



(1) Long-term debt obligations include (i) $110.0 million aggregate principal amount of our Notes, (ii) $11.5 million outstanding under the revolving loan portion of our senior credit facility, (iii) $34.3 million outstanding under the term loan portion of our senior credit facility, (iv) $16.7 million aggregate principal amount of our industrial revenue bonds, and (v) other debt of $0.7 million.

(2) Operating leases are primarily real estate leases and are estimated as unchanged from fiscal year end 2003.


o        Capital Expenditures

We made capital expenditures of $1.7 million during the first half of fiscal 2004 as compared to $4.9 million during the first half of fiscal 2003. We made capital expenditures of $6.6 million during fiscal 2003 and expect to make capital expenditures of approximately $3.5 to $5.0 million during fiscal 2004 in connection with our existing business. We intend to fund our planned fiscal 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our revolving credit facility.

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



ITEM 4. CONTROLS AND PROCEDURES

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has reviewed its disclosure controls and procedures and has concluded, based on its review for the quarterly period ended September 27, 2003, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                              ROLLER BEARING COMPANY OF AMERICA, INC.


November 10, 2003                  /s/ Dr. Michael J. Hartnett
                                   ---------------------------
                                   By: Dr. Michael J. Hartnett
                                   President & Chief Executive Officer
                                   Principal Executive Officer

November 10, 2003                   /s/ Daniel A. Bergeron
                                   ------------------------------------------
                                   By: Daniel A. Bergeron
                                   Vice President & Chief Financial Officer
                                   Principal Financial and Accounting Officer

                                            EXHIBIT INDEX



          Exhibit
           Number                        Document Name
          --------                      ----------------

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