Form 10-Q
period 2003-12-27
ROLLER BEARING CO OF AMERICA INC
filed 2004-02-10
CIK 1042465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________


                                    FORM 10-Q
                FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2003, OR

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
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

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



                       Class               Outstanding at February 10, 2004

    Common stock, $01. par value                            103

                     Roller Bearing Company of America, Inc.

                                      INDEX


                                                                            Page
Part I    Financial Information

Item 1.   Consolidated Balance Sheets -
                       At December 27, 2003 (unaudited) and March 29, 2003   3

          Consolidated Statements of Operations - Three months and nine months ended December 27, 2003 (unaudited) and
                   December 28, 2002 (unaudited)                             4

          Consolidated Statements of Cash Flows -
                   Nine months ended December 27, 2003 (unaudited)
                   and December 28, 2002 (unaudited)                         5

                   Notes to Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            20

Item 3.   Quantitative and Qualitative Disclosure of Market Risk            27

Item 4.   Controls and Procedures                                           27

Part II   Other Information                                                 28

Signatures                                                                  29

Exhibits                                                                    30

Part I

                                                 Item 1. Financial Information

                                            Roller Bearing Company of America, Inc.
                                            Consolidated Balance Sheets (Unaudited)
                                           (dollars in thousands, except share data)

                                                                                                   December 27,       March 29,
                                                                                                      2003              2003
                                                                                                  (Unaudited)
                                                                                                    --------          --------
ASSETS

        Current assets:
              Cash                                                                                  $ 10,154           $ 3,552
              Accounts receivable, net of allowance for doubtful accounts
                 of $645 at December 27, 2003 and $744 at March 29, 2003                              36,114            39,691
              Inventories                                                                            102,411            86,188
              Prepaid expenses and other current assets                                                5,399             5,434
                                                                                                    --------          --------

                         Total current assets                                                        154,078           134,865
                                                                                                    --------          --------

              Property, plant and equipment, net accumulated depreciation of
                         $70,280 at December 27, 2003 and $62,962 at March 29, 2003                   56,990            57,772
              Restricted marketable securities                                                            12               113
              Goodwill                                                                                25,150            25,150
              Intangible assets, net of accumulated amortization of $363 at December 27, 2003
                         and $105 at March 29, 2003                                                    1,832             2,090
              Deferred financing costs, net of accumulated amortization of $6,920 at
                         December 27, 2003 and $5,900 at March 29, 2003                                5,242             5,515
              Other assets                                                                               867             1,770
                                                                                                    --------          --------

                         Total assets                                                               $244,171          $227,275
                                                                                                    ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY

        Current liabilities:
              Accounts payable                                                                      $ 12,790          $ 13,927
              Accrued expenses and other current liabilities                                          15,512            12,817
              Current portion of long-term debt                                                       18,527            15,946
              Obligations under capital leases, current portion                                           41               149
                                                                                                    --------          --------

                         Total current liabilities                                                    46,870            42,839
                                                                                                    --------          --------

              Long-term debt                                                                         170,699           157,324

              Capital lease obligations, less current portion                                             45                75

              Other non-current liabilities                                                           25,634            23,630
                                                                                                    --------          --------

                         Total liabilities                                                           243,248           223,868
                                                                                                    --------          --------

        Commitments and contingencies

        Stockholder's equity:
              Common stock - $.01 par value; authorized: 1,000 shares;
                         issued and outstanding:  103 shares at December 27, 2003
                         and at March 29, 2003                                                             -                 -
              Additional paid-in capital                                                              12,736            12,736
              Accumulated other comprehensive income (loss)                                           (5,178)           (5,829)
              Retained earnings (deficit)                                                             (6,635)           (3,500)
                                                                                                    --------          --------

                         Total stockholder's equity                                                      923             3,407
                                                                                                    --------          --------

                         Total liabilities and stockholder's equity                                 $244,171          $227,275
                                                                                                    ========          ========

                See notes to consolidated financial statements.

                                             Roller Bearing Company of America, Inc.
                                        Consolidated Statements of Operations (Unaudited)
                                                      (dollars in thousands)

                                                            Three Months Ended                           Nine Months Ended
                                                     December 27,       December 28,              December 27,   December 28,
                                                         2003               2002                      2003           2002
                                                      --------------------------                ----------------------------
Net sales                                            $ 42,901           $ 41,496                 $ 125,087         $ 121,266

Cost of sales                                          31,233             30,314                    90,745            87,216
                                                      --------------------------                ----------------------------

      Gross margin                                     11,668             11,182                    34,342            34,050

Operating expenses:
      Selling, general and administrative               6,892              6,140                    19,592            18,999
      Other expense, net of other income                  588                101                       875               150
                                                      --------------------------                ----------------------------
                                                        7,480              6,241                    20,467            19,149

      Operating income                                  4,188              4,941                    13,875            14,901

Interest expense, net                                   3,882              4,195                    11,361            11,343
                                                      --------------------------                ----------------------------

      Income before taxes                                 306                746                     2,514             3,558

Provision for income taxes                                 53                305                       632             1,458
                                                      --------------------------                ----------------------------

      Net income                                        $ 253              $ 441                   $ 1,882           $ 2,100
                                                      ==========================                ============================







                See notes to consolidated financial statements.

                                        Roller Bearing Company of America, Inc.
                                   Consolidated Statements of Cash Flows (Unaudited)
                                                (dollars in thousands)



                                                                                 December 27,            December 28,
                                                                                    2003                     2002
                                                                                 --------                 --------

Cash flows from operating activities:
        Net income                                                                $ 1,882                  $ 2,100
        Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation                                                          7,274                    6,707
              Minority interest                                                        34                       21
              Amortization of intangibles                                             258                        -
              Amortization of deferred financing costs                              1,020                      879
              Changes in working capital:
                   (Increase) decrease in accounts receivable                       3,973                    7,349
                   (Increase) decrease in inventories                              (6,573)                  (7,688)
                   (Increase) decrease in prepaid expenses & other current assets      35                     (746)
                   (Increase) decrease in other non-current assets                    905                      732
                   Increase (decrease) in accounts payable & accrued expenses      (5,663)                  (5,575)
                   Increase (decrease) in other non-current liabilities             1,970                    2,400
                                                                                 --------                 --------
              Net cash provided by operating activities                             5,115                    6,179



Cash flows from investing activities:
        Purchase of property, plant & equipment, net                               (2,952)                  (6,104)
        Acquisition of subsidiary                                                  (6,364)                  (2,822)
        Sale of restricted marketable securities                                      101                      856
                                                                                 --------                 --------
              Net cash used in investing activities                                (9,215)                  (8,070)


Cash flows from financing activities:
        Net (decrease) increase in revolving credit facility                        2,500                  (28,500)
        Proceeds from long-term debt                                               10,000                   40,000
        Financing fees paid in connection with credit facility                       (748)                  (3,000)
        Issuance of debt                                                                -                        -
        Payments of bank term loan                                                 (4,515)                  (5,277)
        Principal payments on capital lease obligations                              (140)                    (359)
        Increase in foreign bank debt                                               7,971                    2,321
        Dividends paid to parent                                                   (5,017)                  (8,207)
                                                                                 --------                 --------
              Net cash (used in) provided by financing activities                  10,051                   (3,022)

        Effect of exchange rate changes                                               651                      401
                                                                                 --------                 --------

Cash and Cash Equivalents:
        Increase during the period                                                  6,602                   (4,512)
        Cash, at beginning of period                                                3,552                    7,178
                                                                                 --------                 --------
        Cash, at end of period                                                   $ 10,154                  $ 2,666
                                                                                 ========                 ========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
              Interest                                                           $ 13,499                 $ 12,600
                                                                                 ========                 ========
              Income taxes                                                          $ 201                    $ 578
                                                                                 ========                 ========





                See notes to consolidated financial statements.

                     Roller Bearing Company of America, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (currencies in thousands, except per share data)

The consolidated financial statements included herein have been prepared by Roller Bearing Company of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The fiscal year end balance sheet data has been derived from the Company's audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements furnished with this report have been prepared on a consistent basis with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003 (the "Form 10-K"). These statements reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair presentation of the consolidated financial condition and consolidated results of operations for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Form 10-K.

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

The results of operations for the three month and nine month periods ended December 27, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements include the accounts of RBC and its wholly owned subsidiaries, Industrial Tectonics Bearings Corporation ("ITB"), RBC Linear Precision Products, Inc. ("LPP"), RBC Nice Bearings, Inc. ("Nice"), Bremen Bearings, Inc. ("Bremen"), Miller Bearing Company Inc. ("Miller"), Tyson Bearing Company, Inc. ("Tyson"), Schaublin Holding S.A. ("Schaublin"), RBC de Mexico ("Mexico"), RBC Oklahoma, Inc. ("RBC Oklahoma") and RBC Aircraft Products, Inc. ("API") as well as its Transport Dynamics ("TDC"), Heim ("Heim") and Engineered Components ("ECD") divisions. All material intercompany balances and transactions have been eliminated in consolidation.

1.       Acquisitions by Wholly Owned Subsidiaries

On December 22, 2003, the Company, through its wholly owned subsidiary, API, completed the acquisition of The Timken Company's fixed-wing airframe product line and certain assets in Torrington, Connecticut. The total consideration paid was approximately $7,368 which is preliminary pending finalization of the valuation of assets acquired and liabilities assumed, consisting of working capital and fixed assets. As part of the consideration, the Company accrued $1,403 of external transaction costs and estimated costs to restructure the acquired product line and certain assets. Pending finalization of valuation of the agreements entered into as part of the purchase, the Company may have additional consideration to report as part of the purchase price. There were no results of operations of the acquired product line and certain assets included in the results of the Company.

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

2.       Inventory

Inventories are stated at the lower of cost or market, using the first-in, first-out method, and are summarized as follows:

                                  December 27, 2003           March 29, 2003
                                        ----------                 ---------

Raw material                              $  3,497                  $  2,707

Work in process                             22,573                    17,745

Finished goods                              76,341                    65,736
                                        ----------                 ---------

Total inventories                       $  102,411                 $  86,188
                                        ==========                 =========

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

The Company and its domestic subsidiaries entered into a $94 million senior Secured Credit Facility, dated May 30, 2002, amended June 19, 2003 and further amended as of December 8, 2003 and December 15, 2003 and expiring May 30, 2007, with General Electric Capital Corporation, as agent and lender, Congress Financial Corporation (Western), as lender, GECC Capital Markets Group, as lead arranger, and other lenders signatory thereto from time to time, consisting of a $40 million term loan (the "Term Loan") and a $54 million Revolving Credit Facility. In connection with this credit facility the Company and its domestic subsidiaries granted liens and mortgages on substantially all of their existing and after-acquired personal and real property. In addition, the Company pledged all of its capital stock in its domestic subsidiaries and a portion of the capital stock in its directly owned foreign subsidiaries. The Company incurred approximately $3.5 million of fees primarily related to costs associated with entering into the Senior Credit Facility. These costs have been capitalized as deferred financing costs and are being amortized over the term of the debt.

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

On June 19, 2003, the Company amended and restated its senior Secured Credit Facility in order, among other things, to establish a structure under which the Company could include certain of its foreign assets within its "borrowing base" which sets forth the amounts that the Company can borrow under the revolving credit facility. On December 8, 2003, the Company further amended and restated its senior Secured Credit Facility to, among other things, delete foreign assets from the borrowing base in order to permit Schaublin to enter into the Swiss Credit Facility described below.

As of December 15, 2003 the Company further amended and restated its Senior Secured Credit Facility to provide for an additional $10 million term loan (the "Term Loan B"), the proceeds of which were used to pay the purchase price and related transaction costs with respect to the Timken acquisition and for working capital and general corporate purposes.

As of December 8, 2003 Schaublin entered into a bank credit facility (the "Swiss Credit Facility") with Credit Suisse providing for 10,000 Swiss Francs, or approximately $7,971 of term loans (the "Swiss Term Loans") and up to 2,000 Swiss Francs, or approximately $1,600, of revolving credit loans and letters of credit (the "Swiss Credit Facility"). The Company pledged 99.4% of the present and future share capital of Schaublin (1,366 shares). Under the terms of the Swiss Credit Facility, Schaublin is required to comply with certain financial covenants. In connection with the purchase of Myonic, the Company entered into an eighteen month loan (the "Myonic Loan") with the Seller for 500 Euros, or approximately $399.

Consolidated financial information regarding the Company, guarantor subsidiaries and non-guarantor subsidiaries as of December 27, 2003 and March 29, 2003 is presented below for purposes of complying with the reporting requirements of the guarantor subsidiaries.

Consolidated Balance Sheets                                                        NON            CORPORATE
As of  December  27, 2003: (unaudited)                       SUBSIDIARY          GUARANTOR            AND              TOTAL
                                                             GUARANTORS         SUBSIDIARIES       DIVISIONS          COMPANY
Assets
 Cash                                                           $ (86)              $ 981          $ 9,259          $ 10,154
 Accounts receivable, net                                         921               6,539           28,654            36,114

   Raw material                                                   947                 612            1,938             3,497
   Work in process                                             12,072               3,876            6,625            22,573
   Finished goods                                              34,491              10,520           31,330            76,341
                                                           -----------------------------------------------------------------
       Inventories                                             47,510              15,008           39,893           102,411
 Prepaid expense other current assets                             650                 118            4,631             5,399
                                                           -----------------------------------------------------------------
      Total current assets                                     48,995              22,646           82,437           154,078

 Property, plant and equipment, net                            33,103               3,373           20,514            56,990

 Restricted marketable securities                                  12                   -                -                12
 Intangible Assets                                                  -               1,359              473             1,832
 Goodwill                                                       8,054                   -           17,096            25,150
 Deferred financing costs, net                                      -                   -            5,242             5,242
 Other assets                                                  (6,364)                187            7,044               867
                                                           -----------------------------------------------------------------
      Total assets                                           $ 83,800            $ 27,565        $ 132,806         $ 244,171
                                                           =================================================================


Liabilities and Stockholder's Equity
 Accounts payable                                             $ 4,771             $ 2,825          $ 5,194          $ 12,790
 Intercompany payable (receivables)                            57,643               2,995          (60,638)                -
 Intercompany loans                                                 -                 525             (525)                -
 Current portion of long-term debt                                235               1,595           16,697            18,527
 Current portion of obligations under capital leases                -                   -               41                41
 Accrued expenses and other current liabilities                12,052               2,462              998            15,512
                                                           -----------------------------------------------------------------
      Total current liabilities                                74,701              10,402          (38,233)           46,870

  Long term debt                                                1,281               6,775          162,643           170,699
 Capital lease obligations, less current portion                    -                   -               45                45
 Other noncurrent liabilities                                   1,551                 575           23,508            25,634
                                                           -----------------------------------------------------------------
      Total liabilities                                        77,533              17,752          147,963           243,248

Stockholder's equity (deficit):
 Common stock                                                       -                 926             (926)                -
 Additional paid in capital                                         -                   -           12,736            12,736
 Accumulated other comprehensive income (loss)                      -                (716)          (4,462)           (5,178)
 Total retained earnings                                        6,267               9,603          (22,505)           (6,635)
                                                           -----------------------------------------------------------------
 Total stockholder's equity                                     6,267               9,813          (15,157)              923
                                                           -----------------------------------------------------------------

     Total liabilities & stockholder's equity                $ 83,800            $ 27,565        $ 132,806         $ 244,171
                                                           =================================================================


                                                                                    NON              CORPORATE
As of March 29, 2003                                    SUBSIDIARY               GUARANTOR              AND                 TOTAL
                                                        GUARANTORS             SUBSIDIARIES          DIVISIONS             COMPANY
Assets
 Cash                                                        $ (310)              $ 1,078               $ 2,784           $ 3,552
 Accounts receivable, net                                     3,826                 5,529                30,336            39,691

   Raw material                                                 742                   586                 1,379             2,707
   Work in process                                            9,659                 3,456                 4,630            17,745
   Finished goods                                            25,176                10,004                30,556            65,736
                                                         ------------------------------------------------------------------------
       Inventories                                           35,577                14,046                36,565            86,188
 Prepaid expense other current assets                           866                   128                 4,440             5,434
                                                         ------------------------------------------------------------------------
      Total current assets                                   39,959                20,781                74,125           134,865

 Property, plant and equipment, net                          32,081                 3,983                21,708            57,772

 Restricted marketable securities                                38                     -                    75               113
 Goodwill                                                     8,054                     -                17,096            25,150
 Intangible assets                                                -                 1,617                   473             2,090
 Deferred financing costs, net                                    -                     -                 5,515             5,515
 Other assets                                                     -                 1,093                   677             1,770
                                                         ------------------------------------------------------------------------
      Total assets                                         $ 80,132              $ 27,474             $ 119,669         $ 227,275
                                                         ========================================================================

Liabilities and Stockholder's Equity
 Accounts payable                                           $ 5,862               $ 2,901               $ 5,164          $ 13,927
 Intercompany payable (receivable)                           53,115                12,898               (66,013)                -
 Current portion of long-term debt                              221                     -                15,725            15,946
 Obligations under capital leases                                51                     -                    98               149
 Accrued expenses and other current liabilities               5,829                 3,772                 3,216            12,817
                                                         ------------------------------------------------------------------------
      Total current liabilities                              65,078                19,571               (41,810)           42,839

 Long term debt                                               1,459                   365               155,500           157,324
 Capital lease obligations, less current portion                  -                     -                    75                75
 Other noncurrent liabilities                                 1,384                   546                21,700            23,630
                                                         ------------------------------------------------------------------------
      Total liabilities                                      67,921                20,482               135,465           223,868

Stockholder's equity (deficit):
 Common stock                                                     -                    63                   (63)                -
 Additional paid in capital                                       -                     -                12,736            12,736
 Accumulated other comprehensive income (loss)                    -                (1,367)               (4,462)           (5,829)
 Total retained earnings                                     12,211                 8,296               (24,007)           (3,500)
                                                         ------------------------------------------------------------------------
 Total stockholder's equity                                  12,211                 6,992               (15,796)            3,407
                                                         ------------------------------------------------------------------------

 Total liabilities & stockholder's equity                  $ 80,132              $ 27,474             $ 119,669         $ 227,275
                                                         ========================================================================


Consolidating Statements of Operations                                                    NON          CORPORATE
                                                                      SUBSIDIARY       GUARANTOR          AND          TOTAL
       Three months ended December 27, 2003 (Unaudited)               GUARANTORS      SUBSIDIARIES     DIVISIONS      COMPANY

       Net sales                                                      $ 18,750          $ 5,934       $ 18,217     $ 42,901

       Cost of sales                                                    15,235            4,396         11,602       31,233
                                                                      -----------------------------------------------------

       Gross margin                                                      3,515            1,538          6,615       11,668

            Selling, general and administrative                          1,398            1,044          4,450        6,892
            Other expense, net of other income                               -               54            534          588
                                                                      -----------------------------------------------------

       Operating income                                                  2,117              440          1,631        4,188

            Other non-operating expense                                      -                -              -            -
            Interest expense, net                                           10              121          3,751        3,882
            Minority interest                                                -                -              -            -

       Income (loss) before taxes                                        2,107              319         (2,120)         306

       Provision for (benefit from) income taxes                           864               58           (869)          53
                                                                      -----------------------------------------------------

       Net income (loss)                                               $ 1,243            $ 261       $ (1,251)       $ 253
                                                                      =====================================================

Consolidating Statements of Operations                                                    NON          CORPORATE
                                                                      SUBSIDIARY       GUARANTOR          AND          TOTAL
       Three months ended December 28, 2002 (Unaudited)               GUARANTORS      SUBSIDIARIES     DIVISIONS      COMPANY

       Net sales                                                      $ 19,642          $ 3,742       $ 18,112     $ 41,496

       Cost of sales                                                    16,104            3,017         11,193       30,314
                                                                      -----------------------------------------------------

       Gross margin                                                      3,538              725          6,919       11,182

            Selling, general and administrative                          1,293              864          3,983        6,140
            Other expense, net of other income                              15               80              6          101
                                                                      -----------------------------------------------------

       Operating income                                                  2,230             (219)         2,930        4,941

            Interest expense, net                                            -               58          4,137        4,195
            Minority interest                                                -                -              -            -

       Income (loss) before taxes                                        2,230             (277)        (1,207)         746

       Provision for income taxes                                          914             (114)          (495)         305
                                                                      -----------------------------------------------------

       Net income (loss)                                               $ 1,316           $ (163)        $ (712)       $ 441
                                                                      =====================================================


Consolidating Statements of Operations                                                    NON
                                                                      SUBSIDIARY       GUARANTOR        CORPORATE         TOTAL
       Nine months ended December 27, 2003 (Unaudited)                GUARANTORS     SUBSIDIARIES     AND DIVISIONS      COMPANY

       Net sales                                                        $ 53,777        $ 18,106           $ 53,204   $ 125,087

       Cost of sales                                                      43,215          12,895             34,635      90,745
                                                                        -------------------------------------------------------

       Gross margin                                                       10,562           5,211             18,569      34,342

           Selling, general and administrative                             4,046           3,299             12,247      19,592
           Other expense, net of other income                                 29              62                784         875
                                                                        -------------------------------------------------------

       Operating income                                                    6,487           1,850              5,538      13,875

           Other non-operating expense                                         -               -                  -           -
           Interest expense, net                                              31             322             11,008      11,361
           Minority interest                                                   -               -                  -           -

       Income (loss) before taxes                                          6,456           1,528             (5,470)      2,514

           Provision for (benefit from) income taxes                       2,647             228             (2,243)        632
                                                                        -------------------------------------------------------

       Net income (loss)                                                 $ 3,809         $ 1,300           $ (3,227)    $ 1,882
                                                                        =======================================================


Consolidating Statements of Operations                                                    NON
                                                                      SUBSIDIARY       GUARANTOR        CORPORATE         TOTAL
       Nine months ended December 28, 2002 (Unaudited)                GUARANTORS     SUBSIDIARIES     AND DIVISIONS      COMPANY

       Net sales                                                        $ 56,482        $ 10,711           $ 54,073   $ 121,266

       Cost of sales                                                      46,238           8,961             32,017      87,216

       Gross margin                                                       10,244           1,750             22,056      34,050

           Selling, general and administrative                             4,099           2,553             12,347      18,999
           Other expense, net of other income                                 38             122                (10)        150
                                                                        -------------------------------------------------------

       Operating income                                                    6,107            (925)             9,719      14,901

           Interest expense, net                                              13             198             11,132      11,343
           Minority interest                                                   -               -                  -           -

       Income (loss) before taxes                                          6,094          (1,123)            (1,413)      3,558

       Provision for income taxes                                          2,499            (460)              (581)      1,458
                                                                        -------------------------------------------------------

       Net income (loss)                                                 $ 3,595          $ (663)            $ (832)    $ 2,100
                                                                        =======================================================

Consolidated Statements of Cash Flows
                                                                                        NON           CORPORATE
                                                                   SUBSIDIARY        GUARANTOR           AND           TOTAL
Nine Months Ended December 27, 2003 (Unaudited)                    GUARANTORS       SUBSIDIARIES      DIVISIONS       COMPANY
Cash flows from operating activities:
Net income (loss)                                                    $ 3,812           $ 1,301        $ (3,231)      $ 1,882
Adjustments to reconcile net income to net cash
provided by operations:
     Depreciation                                                      3,009               667           3,598         7,274
     Minority interest                                                     -                34               -            34
     Amortization of intangibles                                           -               258               -           258
     Amortization of deferred financing costs                              -                 -           1,020         1,020
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                           1,234            (1,962)         (1,837)       (2,565)
       (Increase) decrease in non-current assets                           -               906              (1)          905
       Increase (decrease) in current liabilities                     (6,356)          (10,792)         11,485        (5,663)
       Increase (decrease) in  non-current liabilities                   167                29           1,774         1,970
                                                                   ---------------------------------------------------------

   Net cash provided by operating activities                           1,866            (9,559)         12,808         5,115

Cash flows from investing activities:
     Purchase of property, plant & equipment, net                     (1,453)              (23)         (1,476)       (2,952)
     Acquisition of subsidiary                                             -                 -          (6,364)       (6,364)
     Sale of restricted marketable securities                             26                 -              75           101
                                                                   ---------------------------------------------------------

   Net cash used in investing activities                              (1,427)              (23)         (7,765)       (9,215)

Cash flows from financing activities:
    Net increase in revolving credit facility                              -                 -           2,500         2,500
    Reclass of common stock                                                -               863            (863)            -
    Financing fees paid in connection with credit facility                 -                 -            (748)         (748)
    Proceeds from long-term debt                                           -                 -          10,000        10,000
    Increase in foreign bank debt                                          -             7,971               -         7,971
    Payments on bank term loan                                          (164)                -          (4,351)       (4,515)
    Principal payments on capital lease obligations                      (51)                -             (89)         (140)
    Dividends paid to parent                                               -                 -          (5,017)       (5,017)
                                                                   ---------------------------------------------------------

   Net cash used in financing activities                                (215)            8,834           1,432        10,051

Cash and cash equivalents:
   Effect of exchange rate changes                                         -               651               -           651
                                                                   ---------------------------------------------------------

   Increase during the period                                            224               (97)          6,475         6,602

Cash, at beginning of year                                              (310)            1,078           2,784         3,552
                                                                   ---------------------------------------------------------
Cash, at end of period                                                 $ (86)            $ 981         $ 9,259      $ 10,154
                                                                   =========================================================

Consolidated Statements of Cash Flows
                                                                                  NON          CORPORATE
                                                             SUBSIDIARY        GUARANTOR          AND          TOTAL
Nine Months Ended December 28, 2002 (Unaudited)              GUARANTORS       SUBSIDIARIES     DIVISIONS       COMPANY
Cash flows from operating activities:
Net income (loss)                                              $ 3,595            $ (663)        $ (832)     $ 2,100
Adjustments to reconcile net income to net cash
provided by operations:
     Depreciation                                                2,813               490          3,404        6,707
     Minority interest                                               -                21              -           21
     Amortization of deferred financing costs                        -                 -            878          878
     Changes in working capital, net of acquisitions:
       (Increase) decrease in current assets                      (804)           (1,411)         1,130       (1,085)
       (Increase) decrease in non-current assets                     -               (28)           760          732
       Increase (decrease) in current liabilities               (2,341)            1,834         (5,068)      (5,575)
       Increase (decrease) in  non-current liabilities             (39)              301          2,139        2,401
                                                                ----------------------------------------------------

   Net cash provided by operating activities                     3,224               544          2,411        6,179

Cash flows from investing activities:
     Purchase of property, plant & equipment, net               (2,772)             (619)        (2,713)      (6,104)
     Acquisition of subsidiary                                       -            (2,822)             -       (2,822)
     Sale of restricted marketable securities                        -                 -            856          856
                                                                ----------------------------------------------------

   Net cash used in investing activities                        (2,772)           (3,441)        (1,857)      (8,070)

Cash flows from financing activities:
    Net increase in revolving credit facility                        -                 -        (28,500)     (28,500)
    Proceeds from long term debt                                     -                 -         40,000       40,000
    Dividends paid to parent                                         -                 -         (8,207)      (8,207)
    Financing fees paid in connection with credit facility           -                 -         (3,000)      (3,000)
    Increase in foreign bank debt                                    -             2,321              -        2,321
    Payments on bank term loan                                    (152)             (893)        (4,232)      (5,277)
    Principal payments on capital lease obligations                (74)              (29)          (256)        (359)
                                                                ----------------------------------------------------

   Net cash used in financing activities                          (226)            1,399         (4,195)      (3,022)

Cash and cash equivalents:
   Effect of exchange rate changes                                   -               401              -          401
                                                                ----------------------------------------------------

   Increase during the period                                      226            (1,097)        (3,641)      (4,512)

Cash, at beginning of year                                        (240)            1,134          6,284        7,178
                                                                ----------------------------------------------------
Cash, at end of period                                           $ (14)             $ 37        $ 2,643      $ 2,666
                                                                ====================================================




Approximately $19,880 of the Revolving Credit Facility is being utilized to provide letters of credit to secure the Company's obligations relating to certain Industrial Development Revenue Bonds and insurance programs. As of December 27, 2003, the Company had the ability to borrow up to an additional $700 under the Revolving Credit Facility and $1,600 under the Swiss Credit Facility.

The balances payable under all borrowing facilities are as follows:

                                                                                  December 27, 2003     March 29, 2003
                                                                                  -----------------     --------------
Senior Subordinated Notes Payable                                                           $110,000      $110,000

Credit Facility

Term Loan, payable in quarterly installments of $1,428,
commencing September 30, 2002, with final payment of $12,857 due May 30, 2007;
bears interest at variable rates, payable monthly and upon maturity for prime and LIBOR-based elections, respectively
                                                                                              32,857        37,143
Term Loan B, payable May 30, 2007; bears interest at variable rates, payable monthly. Three percent of interest accrues as paid in kind addition to
principal outstanding                                                                         10,000             -

Revolving Credit Facility borrowings outstanding                                              10,982         8,582
Swiss Credit Facility

Term Loan, payable in semi-annual installments ranging from approximately $400, commencing March 31, 2004, to approximately $1,000 from September 30, 2005, with final payment due March 31, 2009; bears interest at variable rates, payable quarterly
                                                                                               7,971             -

Other Loans                                                                                      761           890

Industrial Development Revenue Bonds

Series 1994 A due in annual installments of $180 beginning September 1, 2006, graduating to $815 on September 1, 2014 with final payment due on September 1,
2017; bears interest at a variable rate, interest payable monthly through
December 2017
                                                                                               7,700         7,700
Series  1994 B bears  interest  at a variable  rate,  interest  payable  monthly
through December 2017                                                                          3,000         3,000
Series 1998 tax-exempt industrial development bonds; bearing interest at variable rates, interest payable monthly through
December 2021                                                                                  1,155          1,155


Series 1999 tax-exempt industrial development bonds; bearing interest at variable rates, interest payable monthly through April 2024
                                                                                               4,800         4,800
                                                                                            --------      --------

Total Debt                                                                                   189,226       173,270

Less:  Current Portion                                                                        18,527        15,946
                                                                                            --------      --------
Long-Term Debt                                                                              $170,699      $157,324
                                                                                            ========      ========


The current portion of long-term debt as of December 27, 2003 and March 29, 2003 includes $10,982 and $8,582, respectively, of borrowings under the Revolving Credit Facility.

Long-term debt does not include Holdings' discount debentures. Holdings relies on the Company for the capital necessary to make its payments under the discount debentures. The balance outstanding on these debentures as of December 27, 2003 and March 29, 2003 was approximately $37.8 million. The discount debentures accrue interest at the rate of 13% per annum, with semi-annual interest payments of approximately $2.5 million, and fully mature on June 15, 2009. Holdings has pledged the stock of the Company as security for the discount debentures.


4.       Comprehensive income

The components of comprehensive income (loss) that relate to the Company are net income, foreign currency translation adjustments and pension plan additional minimum liability. Total comprehensive income is as follows:

                                                          Fiscal Quarter Ended              Nine Months Ended
                                                     December 27,    December 28,    December 27,      December 28,
                                                          2003            2002           2003               2002
Net Income                                            $       253   $        441   $       1,882     $       2,100
Foreign currency translation adjustments                      766          (409)             651             (639)
                                                  ---------------- -------------- --------------- -----------------
Total comprehensive income                               $  1,019         $   32        $  2,533          $  1,461
                                                  ================ ============== =============== =================


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


                                      Fiscal Quarter Ended                        Nine Months Ended
                                      --------------------                        -----------------
Net Income                  December 27, 2003     December 28, 2002     December 27, 2003    December 28, 2002

As Reported                        $253                 $ 441                 $1,882              $ 2,100

Pro Forma                          $194                 $ 357                $ 1,801              $ 1,846

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

8.       Related Party Transactions

In connection with a management services agreement with Whitney, the Company incurred fees of $338 and $112 in the nine month periods ended December 27, 2003 and December 28, 2002, respectively.

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

The following discussion addresses the financial condition of the Company as of December 27, 2003 and the results of its operations for the three month and nine month periods ended December 27, 2003, compared to the comparable period last year. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended March 29, 2003 included in the Form 10-K.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 27, 2003 Compared to Three Months Ended December 28, 2002

Net sales for the quarter ended December 27, 2003 were $42.9 million, an increase of $1.4 million or 3.4% over the quarter ended December 28, 2002. The increase in net sales is primarily attributed to stronger sales to the defense and industrial aftermarket industries.

Gross margin increased by $0.5 million or 4.3% to $11.7 million for the quarter ended December 27, 2003, as compared to the third quarter of last year. Gross margin as a percentage of net sales increased 0.3%, from 26.9% for the third quarter of fiscal 2003, to 27.2% for the third quarter of fiscal 2004. This increase is primarily the result of changes in our product volume/mix.

Operating expenses increased $1.3 million in the third quarter of fiscal 2004 to $7.5 million from $6.2 million in the third quarter of fiscal 2003. The fiscal 2004 third quarter results include $0.4 million of field acquisition costs.

Operating income was $4.2 million for the third quarter of fiscal 2004 compared to $4.9 million for the third quarter of fiscal 2003. Higher operating expenses were partially offset by higher gross margin.

Interest expense for the third quarter of fiscal 2004 was $3.9 million and $4.2 million in the third quarter of fiscal 2003.

Income before taxes was $0.3 million for the third quarter of fiscal 2004 and $0.7 million for the third quarter of fiscal 2003. Lower operating income was partially offset by lower interest expense in the third quarter of fiscal 2004.

Net income for the quarter ended December 27, 2003 reflects a tax provision of $0.1 million compared to $0.3 million for the quarter ended December 28, 2002. Net income decreased by $0.1 million to $0.3 million from $0.4 million for last year as a result of the international and domestic tax rates. The difference between the statutory and effective tax rates is primarily due to the state tax benefit on domestic losses and lower international tax rates on income from foreign operations.

Nine Months Ended December 27, 2003 Compared to Nine Months Ended
December 28, 2002

Net sales for the nine months ended December 27, 2003 were $125.1 million, an increase of $3.8 million or 3.2% over the nine months ended December 28, 2002. The increase in net sales is primarily attributed to stronger sales to the defense and industrial aftermarket industries.

Gross margin increased by $0.3 million or 0.9% to $34.3 million for the nine months ended December 27, 2003, as compared to $34.0 million for the first nine months of last year. Gross margin as a percentage of net sales decreased 0.6%, from 28.1% for the first nine months of fiscal 2003, to 27.5% for the first nine months of fiscal 2004. This decrease is primarily the result of changes in our product volume/mix.

Operating expenses increased $1.4 million in the first nine months of fiscal 2004 to $20.5 million from $19.1 for the first nine months of fiscal 2003. The results for the first nine months of fiscal 2004 include $0.4 million of field acquisition costs.

Operating income decreased $1.0 million to $13.9 million for the first nine months ended December 27, 2003 as compared to $14.9 million for the first nine months ended December 28, 2002. The decrease primarily resulted from higher operating expenses in the first nine months of fiscal 2004, partially offset by an increase in gross margin.

Interest expense for the first nine months of fiscal 2004 was $11.4 million and $11.3 million in the first nine months of fiscal 2003.

Income before taxes decreased $1.1 million for the nine months ended December 27, 2003 to $2.5 million from $3.6 million for the nine months ended December 28, 2002. Higher operating expenses were partially offset by higher gross margin in the first nine months of fiscal 2004.

Net income for the first nine months ended December 27, 2003 reflects a tax provision of $0.6 million compared to $1.5 million for the first nine months ended December 28, 2002. Net income was $1.9 million for the first nine months of fiscal 2004 and $2.1 million for the first nine months of fiscal 2003. The difference between the statutory and effective tax rates is primarily due to the state tax benefit on domestic losses and lower international tax rates on income from foreign operations.


FINANCIAL CONDITION

Liquidity and Capital Resources

    Cashflow

For the nine months ended December 27, 2003, the Company generated cash of $5.1 million from operating activities compared to $6.2 million for the comparable period last year.

Cash used for investing activities for the nine months ended December 27, 2003 consisted of $3.0 million relating to capital expenditures compared to $6.1 million for the nine months ended December 28, 2002. In the first nine months of fiscal 2004, the acquisition of a subsidiary accounted for $6.4 million in investments, compared to $2.8 million in the comparable period in fiscal 2003.

For the nine months ended December 27, 2003, the Company had net cash provided by financing activities of $10.1 million resulting from the issuance of debt totaling $18.0 million, dividend payments to Holdings of $5.0 million, payments on bank debt of $4.5 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $0.7, an increase in amounts outstanding on the revolving credit facility of $2.5 million and payments on capital lease obligations of $0.1 million. In the first nine months of fiscal 2003, the Company had net cash used in financing activities of $3.0 million, consisting of an issuance of a new bank term loan of $40.0 million, dividend payments to Holdings of $8.2 million, an increase in non current assets associated with deferred finance fees in connection with the new credit facility of $3.0 million, an increase in foreign bank debt of $2.3 million, a net decrease in the revolving credit facility of $28.5 million, payments of bank debt of $5.3 million and capital lease obligations of $0.4 million.

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

The proceeds of the term loan were used to pay off our previous senior credit facility, with Credit Suisse First Boston, as administrative agent and the lenders thereto, to pay fees and expenses with respect to the new senior credit facility and for other corporate purposes. In addition, we have secured the letters of credit issued in connection with our previous senior credit facility pursuant to the new senior credit facility. The revolving credit facility is available for issuances of letters of credit and for loans in connection with acquisitions, working capital needs or other general corporate purposes. The revolving credit facility bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%. We have the right to elect the applicable interest rate on the revolving credit facility. As of December 27, 2003, letters of credit in a total amount of $19.9 million were issued and $11.0 million has been drawn under the revolving credit facility.

Principal and interest payments under our senior credit facility, interest payments on the Notes, and the funding of acquisitions represent significant liquidity requirements for us. Holdings is also dependant upon us to make semi-annual interest payments of approximately $2.5 million on Holdings' discount debentures, which accrue interest at the rate of 13% per annum and mature on June 15, 2009. The balance outstanding on these debentures as of December 27, 2003 and March 29, 2003 was approximately $37.7 million. We began making our required quarterly scheduled principal payments under the term loan on September 30, 2002. The term loan bears interest at a floating rate of either the higher of the base rate on corporate loans and the federal funds rate plus 50 basis points, plus 1.25%; or LIBOR plus 2.25%. We have the right to elect the applicable interest rate on the term loan. As of December 27, 2003 the blended interest rate on the term loan was 3.56%.

On June 19, 2003, we further amended and restated our senior credit facility in order, among other things, to establish a structure under which we could include certain of our foreign assets within our "borrowing base" which sets forth the amounts that we can borrow under the revolving credit facility. On December 8, 2003, we further amended and restated our senior credit facility to, among other things, delete foreign assets from the borrowing base in order to permit Schaublin to enter into the Swiss Credit Facility described below.

As of December 15, 2003, we further amended and restated our senior credit facility to provide for an additional $10 million term loan (the "Term Loan B"), the proceeds of which were used to pay the purchase price and related transaction costs with respect to the Timken acquisition and for working capital and general corporate purposes.

As of December 8, 2003 Schaublin entered into a bank credit facility (the "Swiss Credit Facility") with Credit Suisse providing for 10,000 Swiss Francs, or approximately $7,971 of term loans and up to 2,000 Swiss Francs, or approximately $1,600, of revolving credit loans and letters of credit.

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

As of December 27, 2003, our consolidated coverage ratio was 2.55 to 1.00 and our fixed charge coverage ratio was 1.22 to 1.00.

The credit agreement for the Swiss Credit Facility contains affirmative and negative covenants regarding the Schaublin financial position and results of operations and other terms customary to such financings, including requirements that Schaublin and its consolidated subsidiaries maintain specified financial ratios, including the following:

         o        Minimum Interest Coverage Ratio

         o        Minimum Net Worth

         o        Maximum Debt Capacity Ratio

         o        Minimum Inventory Turnover Ratio

As of December 27, 2003, the above covenants were in compliance.

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

   Obligations and Commitments

   The following tables outline what we regard as our significant contractual obligations and commercial commitments as of December 27, 2003. The tables do not represent all of our contractual obligations and commercial commitments that we have entered into.

                                                                        Payments Due By Period
                                                                            (in thousands)
                                                                 Less Than
                                                                ------------                             More than
Significant Contractual Obligations                   Total        1 Year    1 to 3 Years 3 to 5 Years    5 Years
Long-term debt(1)                                      $189,226      $18,527      $15,144     $138,505       $17,050
Capital Lease Obligations                                    86           41           45            -             -
Operating leases (2).........................            11,913        2,159        3,093        2,542         4,119
                                                   ------------------------------------------------------------------
Total significant contractual cash obligations         $201,225      $20,727      $18,282     $141,047       $21,169
                                                   ==================================================================

         (1) Long-term debt obligations include (i) $110.0 million aggregate principal amount of our Notes, (ii) $11.0 million outstanding under the revolving loan portion of our senior credit facility, (iii) $42.9 million outstanding under the term loan portion of our senior credit facility, (iv) $8.0 million outstanding under the term loan portion of our Swiss credit facility, (v) $16.7 million aggregate principal amount of our industrial revenue bonds, and (vi) other debt of $0.7 million.

         (2) Operating leases are primarily real estate leases and are estimated to be not materially different from fiscal year end 2003.


o        Capital Expenditures

We made capital expenditures of $3.0 million during the first nine months of fiscal 2004 as compared to $6.1 million during the first nine months of fiscal 2003. We made capital expenditures of $6.6 million during fiscal 2003 and expect to make capital expenditures of approximately $3.5 to $5.0 million during fiscal 2004 in connection with our existing business. We intend to fund our planned fiscal 2004 capital expenditures principally through existing cash, internally generated funds and borrowings under our revolving credit facility.

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




ITEM 4.       CONTROLS AND PROCEDURES

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, has reviewed its disclosure controls and procedures and has concluded, based on its review for the quarterly period ended December 27, 2003, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1 Second Amended and Restated Credit Agreement, dated as of December 8, 2003, by and among the Company, certain of its subsidiaries, General Electric Capital Corporation , as Agent, the Lenders party thereto and GECC Capital Markets Group, Inc.

         10.2 Third Amended and Restated Credit Agreement, dated as of December 15, 2003, by and among the Company, certain of its subsidiaries, General Electric Capital Corporation , as Agent, the Lenders party thereto and GECC Capital Markets Group, Inc.

         10.3 Credit Agreement between Schaublin SA and Credit Suisse dated December 8, 2003

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


 (b) Reports on Form 8-K

         Current Report on Form 8-K dated December 22, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ROLLER BEARING COMPANY OF AMERICA, INC.


February 10, 2004.                  /s/ Dr. Michael J. Hartnett
                                    ------------------------------------
                                    By: Dr. Michael J. Hartnett
                                    President & Chief Executive Officer
                                    Principal Executive Officer

February 10, 2004.                  /s/ Daniel A. Bergeron
                                    ------------------------------------
                                    By: Daniel A. Bergeron
                                    Vice President & Chief Financial Officer
                                    Principal Financial and Accounting Officer

                                  EXHIBIT INDEX



Exhibit
Number                     Document Name

10.1 Second Amended and Restated Credit Agreement, dated as of December 8, 2003, by and among the Company, certain of its subsidiaries, General Electric Capital Corporation , as Agent, the Lenders party thereto and GECC Capital Markets Group, Inc.

10.2 Third Amended and Restated Credit Agreement, dated as of December 15, 2003, by and among the Company, certain of its subsidiaries, General Electric Capital Corporation , as Agent, the Lenders party thereto and GECC Capital Markets Group, Inc.

10.3 Credit Agreement between Schaublin SA and Credit Suisse dated December 8, 2003

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